Form 10QSB
period 2001-08-31
NORTHERN OSTRICH CORP
filed 2001-10-12
CIK 1080448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the
Exchange Act For the transition period from ---- to ----


                         0-32919
                    ---------------------
                    Commission File Number

                    Northern Ostrich Corp.
   ----------------------------------------------------
  (Exact name of registrant as specified in its charter)

   Nevada                              86-0947048
 ---------------------------       -----------------
(State or other jurisdiction       (I.R.S. Employer
of incorporation or organization    Identification No.)

                      3756 West 2nd Avenue
               Vancouver, B.C., Canada  V6R 1J9
    (Address of principal executive offices)(Zip Code
------------------------------------------------------------------
Registrant's telephone number, including area code (604) 222-7879


                                  None
-----------------------------------------------------------------
Former Name, Address or Fiscal Year (If changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No

The number of shares of Registrant's common stock outstanding as of August 31, 2001 was 2,004,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the quarter ended August 31, 2001 and for the periods ended
May 31, 2001 and 2000, reviewed by Robson, Hill & Co., independent Certified Public Accountants.

                     NORTHERN OSTRICH CORP.
                 (A Development Stage Company)

                           - : -

                 INDEPENDENT AUDITOR'S REPORT

                    MAY 31, 2001 AND 2000

                             and

                 AUGUST 31, 2001 (UNAUDITED)

                     CONTENTS
                     --------

                                                 Page
                                                -----



Independent Auditor's Report	                   F - 1

Balance Sheets
   May 31, 2001 and 2000
   and August 31, 20001 (Unaudited)             F - 2

Statements of Operations for the
   Year Ended May 31, 2001 and 2000
   and the Three Months Ended
   August 31, 2001 (Unaudited)                  F - 3

Statement of Stockholders' Equity for the
   Since November 30, 1998 (Inception) to
   May 31, 2001 and the Three Months Ended
   August 31, 2001 (Unaudited)		                F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2001 and 2000
   and the Three Months Ended
   August 31, 2001 (Unaudited)                  F - 5

Notes to Financial Statements	                  F - 7



ROBISON, HILL & CO.
Certified Public Accountants
A Professional Corporation
     Brent M. Davies, CPA
						David O. Seal, CPA
						W. Dale Westenskow, CPA
						Barry D. Loveless, CPA
	-----------------------------
						W. LaMonte Robison, CPA
						E. Morton Hill, CPA


                INDEPENDENT AUDITOR'S REPORT

Northern Ostrich Corp.
(A Development Stage Company)


	We have audited the accompanying balance sheet of Northern Ostrich Corp. (a development stage company) as of May 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended May 31, 2001 and 2000, and the statements of stockholders' equity since November 30, 1998 (inception) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Ostrich Corp. (a development stage company) as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended May 31, 2001 and 2000, in conformity with generally accepted accounting principles.

				Respectfully submitted,
                        /s/ Robison, Hill & Co.
				Certified Public Accountants
Salt Lake City, Utah
June 11, 2001
                            F-1

Members of American Institute of Certified Public Accountants
Members of the Private Companies Practice Section

1366 East Murray-Holladay Road, Sale Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942



                      NORTHERN OSTRICH CORP.
                 (A Development Stage Company)
                         BALANCE SHEETS

                           (Unaudited)
                            August 31,          May 31,
                          					2001        2001      	2000
                           -------------------------------

Current Assets -
Cash & Cash Equivalents    $      -        $    -    $    23
                           --------        --------  -------
Total Assets:              $      -        $    -    $    23
                           ========        ========  =======


Liabilities - Accounts
Payable                    $  6,498        $ 6,218   $ 6,390
                           --------        -------   -------
Stockholders' Equity:

 Common Stock, Par value
 $.001
 Authorized 100,000,000
 shares, Issued 2,004,000
 shares at May 31, 2001
 and 2000                     2,004          2,004      2,004
  Paid-In Capital            54,184         52,984     49,196
  Currency Translation
    Adjustment              (16,313)       (16,313)   (16,485)
  Development Stage Deficit  (5,291)        (3,811)         -
  Retained Deficit          (41,082)       (41,082)   (41,082)
                           --------       --------    -------
Total Stockholders' Equity   (6,498)        (6,218)    (6,367)
                           --------       --------    -------

Total Liabilities and
Stockholders' Equity       $      -       $      -    $    23
                           ========       ========    =======



        The accompanying notes are an integral part of these
		    financial statements.



                         NORTHERN OSTRICH CORP.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS

                    (Unaudited)                            Cumulative
                     For the                                 Since
                   Three Months                            June 1, 2000
                      Ended        For the year ended      Inception of
                    August 31,          May 31,            Development
                      2001          2001         2000          Stage
                   -----------     -------------------      -----------
Revenues           $        -     $     -       $14,587      $    -
Cost of Revenues            -           -        13,032           -
                    ---------     -------       -------      ---------

Gross Margin                -           -         1,555           -


Expenses:

General &
Administrative          1,480       3,811         4,387          5,291
                   ----------     -------       -------      ---------

Net Loss from
Operations             (1,480)     (3,811)       (2,832)        (5,291)


Other Income (Expense)

   Interest, Net           -           -            55             -
                   ----------     -------      --------       ---------

     Net Loss      $  (1,480)    $ (3,811)     $ (2,777)       $(5,291)
                   =========     ========      ========        ========

Basic & Diluted
loss per share     $     0.00    $	 0.00      $   0.00        $	0.00
                   ==========    ========      ========        =======







        The accompanying notes are an integral part of these
		    financial statements.

                               F-3

                      NORTHERN OSTRICH CORP.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      Deficit
                                                Cumulative          Accumulated
                                                 Currency             During
                      Common Stock    Paid-In  Translation Retained Development
                    Shares  Par Value Capital  Adjustment  Deficit     Stage
                   -------- --------- --------  ---------- -------- ----------
Balance at November
30, 1998 (inception)    -    $    -   $    -   $    -    $    -     $      -

November 30, 1998
Issuance of Stock
for services and
payment of
accounts payable  1,000,000    1,000       -        -         -            -

April 1, 1999
Issuance of Stock
for cash pursuant
to private
placement         1,004,000    1,004   49,196       -         -            -

Net Loss               -           -       -    (15,996) (38,305)          -
                  ---------   ------  -------   --------  --------   -------
Balance at
May 31, 1999      2,004,000    2,004   49,196   (15,996) (38,305)          -

Net Loss               -           -       -       (489)  (2,777)          -
                  ---------   ------  -------   -------- --------    -------
Balance at
May 31, 2000      2,004,000    2,004   49,196   (16,485) (41,082)          -
Contributed Capital    -           -    3,788        -        -            -
Net Loss               -           -       -       (172)      -       (3,811)
                  ---------   ------  -------   -------- --------   --------
Balance at
May  31, 2000     2,004,000    2,004   52,984    (16,313) (41,082)    (3,811)
Contributed Capital    -           -    1,200        -        -            -
Net Loss               -           -        -        -        -       (1,480)
				              ---------   ------  -------   -------- --------   ---------
Balance at August 31,
2001 (Unaudited)  2,004,000   $2,004  $54,184   $(16,313)$(41,082)   $(5,291)

                               F-4

                        NORTHERN OSTRICH CORP.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                           Unaudited                       Cumulative
                           For the                            Since
                          Three Months                      Inception
                            Ended       For the year ended       Of
                           Auust 31,        May 31,         Development
                             2001         2001      2000       Stage
                           -----------  ------------------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                    $ (1,480)   $ (3,811)  $(2,777)  $  (3,811)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Currency translation adjustment    -         172      (489)        172
Increase (Decrease) in accounts
payable                          280        (172)   (3,011)        108
Issuance of common stock for
expenses                           -           -         -           -
                            ---------   ---------  --------   --------
Net Cash Used in operating
activities                    (1,200)     (3,811)   (6,277)     (5,011)
                            ---------   ---------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing
activities                        -            -         -           -
                           ---------    ---------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from contributed
capital                        1,200       3,788         -       4,988
                           ---------    ---------  --------   --------
Net Cash Provided by Financing
Activities                     1,200       3,788         -       4,988
                           ---------    ---------  --------    -------
Net (Decrease) Increase in
Cash and Cash Equivalents          -         (23)    (6,277)       (23)
Cash and Cash Equivalents
  at Beginning of Period           -          23      6,300         23
                           ---------    ---------  --------    -------
Cash and Cash Equivalents
  at End of Period        $       -     $       -  $     23    $     -
                          ==========    =========  ========    =======




                          NORTHERN OSTRICH CORP.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS



                            Unaudited                        Cumulative
                             For the                            Since
                            Three Months                      Inception
                              Ended       For the year ended       Of
                             August 31,       May 31,         Development
                               2001         2001       2000      Stage
                            ------------  ------------------   -----------


SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                    $ -          $   -         $   -    $   -
  Income taxes                $ -          $   -         $   -    $   -




SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

None











        The accompanying notes are an integral part of these
		    financial statements.

                    NORTHERN OSTRICH CORP.
                (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED MAY 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

	This summary of accounting policies for Northern Ostrich
Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of August 31, 2001 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.
Organization and Basis of Presentation

	The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business

	The Company has no products or services as of May 31, 2001. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

	For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

      The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, opinions contracts or other foreign hedging arrangements. The
Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                 	NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED MAY 31, 2001 AND 2000 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Pervasiveness of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation

	The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Loss per Share

	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                       Per-Share
                                  Income     Shares      Amount
                               (Numerator)(Denominator)
                               ---------  -----------  --------

                For the year ended May 31, 2001
                -------------------------------

Basic Loss per Share
Loss to common shareholders     $ (3,811)   2,004,000   $   0.00
                                =========   =========   ========

                For the year ended May 31, 2000
                -------------------------------
Basic Loss per Share
Loss to common shareholders     $ (2,777)   2,004,000   $   0.00
                                =========   =========   ========

	There are no dilutive potential common stock equivalents As of May 31, 2001 and 2001. The effect of any outstanding common stock equivalents would be anti-dilutive for May 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

	As of May 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $41,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

	The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

	As of May 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

          The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended).
         At inception, the Company issued 1,000,000 shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $.001 per share or an aggregate approximate $1,000.

	On February 8, 1999, to provide initial working capital, the Company authorized a private placement sale of an aggregate of 1,000,000 shares of common stock at approximately $.05 per share. The private placement was completed April 1, 1999 and 1,004,000 shares were issued for approximately $50,200 in proceeds to the Company which were primarily used to pay operating expenses.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

     During the next twelve months, Registrant will actively seek out and investigate possible opportunities with the intent to acquire and merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because Registrant lacks funds, it may be necessary for the officers and directors to either advance funds to Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

    Management's discretion is unrestricted, and Registrant may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. Indeed, Registrant may effectuate a business combination with another business outside the United States. Registrant has not limited the scope of its search to a particular region. Registrant does not intend to utilize any notices or advertisements in its search for business opportunities.

     Registrant's officers and directors will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they will also refer these to Registrant. Registrant recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. Registrant's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives Registrant will not restrict its search to any particular industry. Rather, Registrant may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, Registrant has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to business property or industry.

     As of the date hereof, Registrant has not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event Registrant does need to raise capital, most likely the only method available to Registrant would be through the private sale of its securities. Because of the nature of Registrant as a development-stage company, it is unlikely it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to Registrant.

     Registrant does not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months.


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Registrant's Form 10SB12G and all exhibits thereto, filed in June, 2001 are incorporated herein by reference.

   (b)  No reports on Form 8-K were filed during the period.





                               SIGNATURES
                               ----------


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               			              NORTHERN OSTRICH CORP.,
                                a Nevada corporation


Dated: October 5, 2001          By:/s/ Manfred Schultz
                                President and Director



Dated: October 5, 2001          By:/s/ Gerald Hinkley
	                          Vice President, Secretary,
                                Treasurer and Director