Form 10QSB
period 2001-11-30
NORTHERN OSTRICH CORP
filed 2002-01-15
CIK 1080448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended November 30, 2001

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

The number of shares of Registrant's common stock outstanding as of November 30, 2001 was 2,004,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I


ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the quarter ended November 30, 2001 and for the fiscal years ended May 31, 2001 and 2000, reviewed and audited, respectively, by Robson, Hill & Co., independent Certified Public Accountants.

                     NORTHERN OSTRICH CORP.
                 (A Development Stage Company)

                           - : -

                 INDEPENDENT AUDITOR'S REPORT

                    MAY 31, 2001 AND 2000

                             and

                 NOVEMBER 30, 2001 (UNAUDITED)

                            CONTENTS
                            --------

                                                 Page
                                                -----



Independent Auditor's Report	                   F - 1

Balance Sheets
   May 31, 2001 and 2000
   and November 30, 20001 (Unaudited)             F - 2

Statements of Operations for the
   Year Ended May 31, 2001 and 2000
   and the Six Months Ended
   November 30, 2001 (Unaudited)                  F - 3

Statement of Stockholders' Equity for the
   Since November 30, 1998 (Inception) to
   May 31, 2001 and the Six Months Ended
   November 30, 2001 (Unaudited)		        F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2001 and 2000
   and the Six Months Ended
   November 30, 2001 (Unaudited)                  F - 5

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Ostrich Corp. (a development stage company) as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended May 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                    				Respectfully submitted,
                        /s/ Robison, Hill & Co.
				                   Certified Public Accountants

Salt Lake City, Utah
June 11, 2001
                                  F-1


                      NORTHERN OSTRICH CORP.
                 (A Development Stage Company)
                         BALANCE SHEETS

                           (Unaudited)
                           November 30,        May 31,
                   		2001        2001      	2000
                           -------------------------------

Current Assets -
Cash & Cash Equivalents    $      -        $    -    $    23
                           --------        --------  -------
Total Assets:              $      -        $    -    $    23
                           ========        ========  =======


Liabilities - Accounts
Payable                    $  6,170        $ 6,218   $ 6,390
                           --------        -------   -------
Stockholders' Equity:

 Common Stock, Par value
 $.001
 Authorized 100,000,000
 shares, Issued 2,004,000
 shares at May 31, 2001
 and 2000                     2,004          2,004      2,004
  Paid-In Capital            54,684         52,984     49,196
  Currency Translation
    Adjustment              (16,185)       (16,313)   (16,485)
  Development Stage Deficit  (5,591)        (3,811)         -
  Retained Deficit          (41,082)       (41,082)   (41,082)
                           --------       --------    -------
Total Stockholders' Equity   (6,170)        (6,218)    (6,367)
                           --------       --------    -------

Total Liabilities and
Stockholders' Equity       $      -       $      -    $    23
                           ========       ========    =======



        The accompanying notes are an integral part of these
		    financial statements.

                               F-2



                         NORTHERN OSTRICH CORP.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS

                    (Unaudited)                             Cumulative
                     For the                                   Since
                    Six Months                             June 1, 2000
                      Ended        For the year ended      Inception of
                   November 30,          May 31,            Development
                      2001          2001         2000          Stage
                   -----------     -------------------      -----------
Revenues           $        -     $     -       $14,587      $    -
Cost of Revenues            -           -        13,032           -
                    ---------     -------       -------      ---------

Gross Margin                -           -         1,555           -


Expenses:

General &
Administrative          1,780       3,811         4,387          5,591
                   ----------     -------       -------      ---------

Net Loss from
Operations             (1,780)     (3,811)       (2,832)        (5,591)


Other Income (Expense)

   Interest, Net           -           -            55             -
                   ----------     -------      --------       ---------

     Net Loss      $  (1,780)    $ (3,811)     $ (2,777)       $(5,591)
                   =========     ========      ========        ========

Basic & Diluted
loss per share     $    0.00     $ 	 0.00      $   0.00        $	 0.00
                   ==========    ========      ========        =======





        The accompanying notes are an integral part of these
		    financial statements.

                               F-3

                      NORTHERN OSTRICH CORP.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      Deficit
                                                Cumulative          Accumulated
                                                 Currency             During
                      Common Stock    Paid-In  Translation Retained Development
                    Shares  Par Value Capital  Adjustment  Deficit     Stage
                   -------- --------- --------  ---------- -------- ----------
Balance at November
30, 1998 (inception)    -    $    -   $    -   $    -    $    -     $      -

November 30, 1998
Issuance of Stock
for services and
payment of
accounts payable  1,000,000    1,000       -        -         -            -

April 1, 1999
Issuance of Stock
for cash pursuant
to private
placement         1,004,000    1,004   49,196       -         -            -

Net Loss               -           -       -    (15,996) (38,305)          -
                  ---------   ------  -------   --------  --------   -------
Balance at
May 31, 1999      2,004,000    2,004   49,196   (15,996) (38,305)          -

Net Loss               -           -       -       (489)  (2,777)          -
                  ---------   ------  -------   -------- --------    -------
Balance at
May 31, 2000      2,004,000    2,004   49,196   (16,485) (41,082)          -
Contributed Capital    -           -    3,788        -        -            -
Net Loss               -           -       -       (172)      -       (3,811)
                  ---------   ------  -------   -------- --------   --------
Balance at
May  31, 2001     2,004,000    2,004   52,984    (16,313) (41,082)    (3,811)
Contributed Capital    -           -    1,700        -        -            -
Net Loss               -           -        -        128              (1,780)
				              ---------   ------  -------   -------- --------   ---------
Balance at
November 30, 2001
(Unaudited)       2,004,000   $2,004  $54,684   $(16,185)$(41,082)   $(5,591)

                               F-4

                        NORTHERN OSTRICH CORP.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                           Unaudited                         Cumulative
                           For the                              Since
                          Six Months                         Inception
                            Ended       For the year ended       Of
                         November 30,        May 31,         Development
                             2001         2001      2000       Stage
                           -----------  ------------------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                    $ (1,780)   $ (3,811)  $(2,777)  $  (5,591)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Currency translation adjustment  128         172      (489)        300
Increase (Decrease) in accounts
payable                          (48)       (172)   (3,011)       (220)
Issuance of common stock for
expenses                           -           -         -           -
                            ---------   ---------  --------   --------
Net Cash Used in operating
activities                    (1,700)     (3,811)   (6,277)     (5,511)
                            ---------   ---------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing
activities                        -            -         -           -
                           ---------    ---------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from contributed
capital                        1,700       3,788         -       5,488
                           ---------    ---------  --------   --------
Net Cash Provided by Financing
Activities                     1,700       3,788         -       5,488
                           ---------    ---------  --------    -------
Net (Decrease) Increase in
Cash and Cash Equivalents          -         (23)    (6,277)       (23)
Cash and Cash Equivalents
  at Beginning of Period           -          23      6,300         23
                           ---------    ---------  --------    -------
Cash and Cash Equivalents
  at End of Period        $       -     $       -  $     23    $     -
                          ==========    =========  ========    =======


                               F-5



                          NORTHERN OSTRICH CORP.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS



                            Unaudited                          Cumulative
                             For the                             Since
                            Six Months                         Inception
                              Ended       For the year ended       Of
                           November 30,        May 31,         Development
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

                    NORTHERN OSTRICH CORP.
                (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED MAY 31, 2001 AND 2000
        REFERENCES TO NOVEMBER 30, 2001 ARE UNAUDITED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

This summary of accounting policies for Northern Ostrich
Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------
The unaudited financial statements as of November 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------
The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business
------------------
The Company has no products or services as of May 31, 2001.
The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
-------------------------
	For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk
----------------------------
      The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, opinions contracts or other foreign hedging arrangements. The
Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                 	NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED MAY 31, 2001 AND 2000
    REFERENCES TO NOVEMBER 30, 2001 ARE UNAUDITED (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Pervasiveness of Estimates
--------------------------
The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------
	The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Loss per Share
--------------
	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

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


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Registrant's Form 10SB12G and all exhibits thereto, filed in June, 2001, under SEC File Number 0-32919, are incorporated herein by reference.

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



               			              NORTHERN OSTRICH CORP.,
                                a Nevada corporation


Dated: January 12, 2002         By:/s/ Manfred Schultz
                                President and Director



Dated: January 12, 2002         By:/s/ Gerald Hinkley
	                          Vice President, Secretary,
                                Treasurer and Director