Form 10QSB
period 2002-02-28
NORTHERN OSTRICH CORP
filed 2002-04-26
CIK 1080448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 28, 2002

[ ]  Transition report under Section 13 or 15(d) of the
Exchange Act For the transition period from ---- to ----


                        000-32919
                    ---------------------
                    Commission File Number

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

The number of shares of Registrant's common stock outstanding as of February 28, 2002 was 2,004,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the quarter ended February 28,2002, reviewed by Robison, Hill & Co., independent Certified Public Accountants.

                     NORTHERN OSTRICH CORP.
                 (A Development Stage Company)

                           - : -

                 INDEPENDENT AUDITOR'S REPORT

                 FEBRUARY 28, 2002 (UNAUDITED)

ROBISON, HILL & CO.  			Certified Public Accountants
A Professional Corporation		Brent M. Davies, CPA
						David O. Seal, CPA
						W. Dale Westenskow, CPA
						Barry D. Loveless, CPA
        					-----------------------------
						W. LaMonte Robison, CPA
						E. Morton Hill, CPA


                INDEPENDENT AUDITOR'S REPORT

Northern Ostrich Corp.
(A Development Stage Company)


	We have reviewed the accompanying balance sheets of Northern Ostrich Corp. (a development stage company) as of February 28, 2002 and May 31, 2001, and the related statements of operations for the three and nine months ended February 28, 2002, and cash flows for the nine month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

	We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

				Respectfully submitted,
                        /s/ Robison, Hill & Co.
				Certified Public Accountants
Salt Lake City, Utah
April 11, 2002
                            F-1

Members of American Institute of Certified Public Accountants
Members of the Private Companies Practice Section

1366 East Murray-Holladay Road, Sale Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942



                      NORTHERN OSTRICH CORP.
                 (A Development Stage Company)
                         BALANCE SHEETS
                           (Unaudited)


                            February 28,        May 31,
					2001       	   2001	2000
                           -------------------------------

Current Assets -
Cash & Cash Equivalents    $      -        $    -    $    23
                           --------        --------  -------
Total Assets:              $      -        $    -    $    23
                           ========        ========  =======


Liabilities - Accounts
Payable                    $  6,034        $ 6,218   $ 6,390
                           --------        -------   -------
Stockholders' Equity:

 Common Stock, Par value
 $.001
 Authorized 100,000,000
 shares, Issued 2,004,000
 shares at May 31, 2001
 and 2000                     2,004          2,004      2,004
  Paid-In Capital            54,918         52,984     49,196
  Currency Translation
    Adjustment              (15,979)       (16,313)   (16,485)
  Development Stage Deficit  (5,895)        (3,811)         -
  Retained Deficit          (41,082)       (41,082)   (41,082)
                           --------       --------    -------
Total Stockholders' Equity   (6,034)        (6,218)    (6,367)
                           --------       --------    -------

Total Liabilities and
Stockholders' Equity       $      -       $      -    $    23
                           ========       ========    =======



        The accompanying notes are an integral part of these
		    financial statements.



                         NORTHERN OSTRICH CORP.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                                           Cumulative
                       For the             For the           Since
                     Three Months        Nine Months      Oct. 20, 1999
                        Ended               Ended         Inception of
                      February 28        February 28      Development
                      2002    2001     2002      2001        Stage
                      ------------     --------------     -------------
Revenues            $    -   $   -    $    -    $   -        $    -
Cost of Revenues         -       -         -        -             -
                    ------   ------    -------  -------      --------

Gross Margin


Expenses:

General &
Administrative         304       -       2,084    2,723        5,895
                   -------   ------    -------   ------       -------

Net Loss from
Operations            (304)      -      (2,084)  (2,723)      (5,895)


Other Income (Expense)

   Interest, Net        -        -          -       -             -
                   -------   ------    -------   ------       -------

     Net Loss      $  (304)  $   -     $(2,084) $(2,723)     $(5,895)
                   =======   ======    =======  =======      =======

Basic & Diluted
loss per share     $     0.00    $	 0.00      $   0.00        $	0.00
                   ==========    ========      ========        =======



        The accompanying notes are an integral part of these
		    financial statements.

                      NORTHERN OSTRICH CORP.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                                                                    Deficit
                                               Cumulative           Accumulated
                                               Currency             During
                      Common Stock   Paid-In  Translation Retained  Development
                  Shares   Par Value Capital   Adjustment Deficit   Stage
                 --------  --------- --------  ---------- --------- ----------
Balance at
November
30, 1998
(inception)      -       $    -   $    -   $    -    $    -     $      -

November 30,
1998 - Issuance
of Stock for
services and
payment of
accounts
payable        1,000,000   1,000       -        -         -            -

April 1, 1999
Issuance of
Stock for cash
pursuant to
private
placement     1,004,000   1,004   49,196       -         -            -
Net Loss         -           -         -    (15,996) (38,305)         -
              ---------  ------  -------   --------  --------  --------
Balance at
May 31,
1999          2,004,000   2,004   49,196    (15,996) (38,305)         -
Net Loss         -           -         -       (489)  (2,777)         -
              ---------  ------  -------    -------- --------  ---------
Balance at
May  31,
2000          2,004,000   2,004   49,196    (16,485) (41,082)         -
Contributed
Capital          -           -     3,788        -        -            -
Net Loss         -           -         -       (172)     -       (3,811)
              ---------   -----  -------     ------- -------- ----------
Balance at
May  31,
2001           2,004,000  $2,004  $52,984   $(16,313) $(41,082)  $(3,811)
Contributed
Capital            -          -    1,934         -       -            -
Net Loss           -          -        -         334     -        (2,084)
	       ---------  ------  -------   --------   --------  --------
Balance at
February 28,
2002
(Unaudited)    2,004,000  $2,004  $54,918   $(15,979) $ (41,082) $(5,895)

                                7

                        NORTHERN OSTRICH CORP.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              Unaudited
                                                            Cumulative
                                                             Since
                                                            Inception
                               For the Nine Months ended       Of
                                    February 28,            Development
                                   2002      2001             Stage
                               -------------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                         $ (2,084)   $ (2,723)     $   (5,895)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Currency translation adjustment       334         141             634
Increase (Decrease) in accounts
payable                              (184)      2,559            (484)
Issuance of common stock for
expenses                                -           -               -
                                 ---------   ---------      ---------
Net Cash Used in operating
activities                         (1,934)       (23)          (5,745)
                                 ---------   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing
activities                             -            -               -
                                 ---------   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from contributed
capital                             1,934           -           5,722
                                 ---------   ---------      ---------
Net Cash Provided by Financing
Activities                          1,934           -           5,722
                                 ---------   ---------      ---------
Net (Decrease) Increase in
Cash and Cash Equivalents              -         (23)             (23)
Cash and Cash Equivalents
  at Beginning of Period               -          23               23
                                 ---------  ----------      ---------
Cash and Cash Equivalents
  at End of Period               $     -    $     -          $     -
                                 =========  ==========      =========
Supplemental Disclosure of
Cash Flow Information:
Cash paid during the year for:
  Interest                       $     -    $     -          $     -
  Income Taxes                   $     -    $     -          $     -
Supplemental Disclosure of
Non-cash Investing and
Financing Activities:  None

                   NORTHERN OSTRICH CORP.
                (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

This summary of accounting policies for Northern Ostrich
Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------
The unaudited financial statements as of February 28, 2002 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

               	NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Loss per Share
--------------
The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                       Per-Share
                                  Income     Shares      Amount
                               (Numerator)(Denominator)
                                ---------  -----------  --------
                    For the three months ended February 28, 2002
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $   (304)   2,004,000   $   -
                                =========   =========   ========

                    For the three months ended February 28, 2001
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $      -   2,004,000   $     -
                                =========   =========   ========

                    For the nine months ended February 28, 2002
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $ (2,084)   2,004,000   $   -
                                =========   =========   ========

                    For the nine months ended February 28, 2001
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $ (2,723)   2,004,000   $     -
                                =========   =========   ========

There are no dilutive potential common stock equivalents as of February 28, 2002 and 2001.

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

NOTE 2 - INCOME TAXES
---------------------
As of May 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $45,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN
------------------------------------------------
The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS
--------------------
As of February 28, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS
----------------------------------
The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended). At inception, the Company issued 1,000,000 shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation.

This transaction was valued at approximately $.001 per share or an aggregate approximate $1,000.On February 8, 1999, to provide initial working capital, the Company authorized a private placement sale of an aggregate of 1,000,000 shares of common stock at approximately $.05 per share. The private placement was completed April 1, 1999 and 1,004,000 shares were issued for approximately $50,200 in proceeds to the Company which were primarily used to pay operating expenses.

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

 	                       NORTHERN OSTRICH CORP.,
                                a Nevada corporation

Dated: April 20, 2002          By:/s/ Manfred Schultz
                                President and Director


Dated: April 20, 2002          By:/s/ Gerald Hinkley
                                Vice President, Secretary,
                                Treasurer and Director