Form 10KSB
period 2002-05-31
NORTHERN OSTRICH CORP
filed 2002-08-28
CIK 1080448

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE YEAR ENDED MAY 31, 2002

                Commission File Number 000-32919

                      NORTHERN OSTRICH CORP.
        -----------------------------------------------
     (Exact name of registrant as specified in its charter)

        Nevada                                    86-0947048
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


       3756 West 2nd Avenue
      Vancouver, B.C., Canada                       V6R 1J9
---------------------------------------           -----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (604) 222-7898


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's common stock as of May 31, 2002 was 2,004,000.

Registrant had no revenues for its year ended May 31, 2002.

Registrant's Form 10SB/A and all exhibits thereto, and Forms 10QSB for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002, filed under SEC File Number 000-32919 are incorporated herein by reference.

                              PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Northern Ostrich Corp. ("Registrant") was incorporated in the State of Nevada on November 30, 1998. The corporation was originally organized to engage in the business of breeding, raising and marketing ostriches, ostrich meat and ostrich by-products to the wholesale and retail markets. Registrant operated from November 30, 1998 through approximately May 31, 2000, when it ceased all operations due to lack of capital.

Registrant is presently inactive and has not conducted any business since May 2000. On or about May 1, 2001, the directors determined that it was in the best interest of the shareholders of the corporation that Registrant should become active again and began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Registrant is considered a development stage company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that Registrant will be able to carry out its proposed activities successfully or profitably.

Any target acquisition or merger candidate of Registrant will become subject to the same reporting requirements as Registrant upon consummation of any business combination.

In evaluating such potential business opportunities, Registrant will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to Registrant and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because Registrant has not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to Registrant may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, Registrant cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which Registrant participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of Registrant and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. Registrant may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, Registrant does not intend to participate in opportunities through the purchase of minority stock positions.

Competition
-----------
Because Registrant has not yet identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. Registrant is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. Registrant will be in direct competition with these other public companies in its search for business opportunities and, due to Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------
As of the date of this filing, Registrant does not have any employees and has no plans for retaining employees until such time as Registrant's business warrants the expense, or until Registrant successfully acquires or merges with an operating business.

Additional Information
----------------------
Registrant will voluntarily send an annual report, including audited financial statements, to its security holders.

Registrant will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The public may read and copy materials we file with the SEC at the SEC's Public Reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

Registrant does not currently own or lease any property. Registrant's principal business office is located at 3756 West 2nd Avenue, Vancouver, B.C., Canada V6R 1J9, the offices of its President, Manfred Schultz, which it occupies on a rent-free basis.

ITEM 3.        LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the year ended May 31, 2002.
                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is listed on the OTC Bulletin Board; however, there was no trading activity during the year ended May 31, 2002.

To date, Registrant has issued 2,004,000 shares of its Common Stock.
These include the 1,000,000 shares issued to the founders of the company, and 1,004,000 shares which were purchased in a public offering pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 193, and are held by unrelated third-party shareholders, none of which hold more than 5% of the shares outstanding.

Registrant is not subject to any outstanding options or warrants to purchase any of its securities, nor does it have any securities convertible into common equity.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
During the next twelve months, Registrant intends to continue to actively seek out and investigate possible opportunities with the intent to acquire and merge with one or more business ventures. Because Registrant lacks funds, it may be necessary for the officers and directors to either advance funds to Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

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

Registrant had a net loss of $2,630 for the year ended May 31, 2002, compared to a net loss of $3,811 for the year ended May 31, 2001. The resulting net loss per share was negligible.

General and administrative expenses at May 31, 2002 were $2,630, which were all general and administrative expenses.

Liquidity and Capital Resources
-------------------------------
At May 31, 2002, Registrant had no cash in the bank and total liabilities of $6,816.

Uncertainties relating to Forward-Looking Statements
----------------------------------------------------
Certain parts of this Form 10-K may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

ITEM 7. FINANCIAL STATEMENTS

Registrant's financial statement for the years ended May 31, 2002 and 2001, prepared and audited by Robison, Hill & Co., independent certified public accountants, is included herein in Part F/S.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and/or disagreements with our accountants.


                          PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, positions and ages of the executive officers and directors of Registrant. Directors are elected at Registrant's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are at the discretion of the Board.

Name                           Age        Position(s)
----                           ---        -----------
Manfred Schultz		        52	  President and Director

Gerald Hinkley                  53        Vice President,
				          Secretary, Treasurer
  				          and Director

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.


Background of Officers and Directors
------------------------------------

Manfred Schultz has been the President and a Director of Registrant since inception. Mr. Schultz has over 25 years of business and marketing management experience. From September,1995 to the present, he has been an independent Management Consultant to several companies, some of which are Travelgate, European Peat Moss, Kafus Industries and Control Zone Interactive, Inc. In 1987, he founded and was CEO until 1995, of Koala Beverages Ltd., Canada's largest new age beverage company Under his management, Koala Beverages grew to a corporation with $24 million (CAD)in annual revenues within the first three years. From 1973 to 1980, he held positions with General Mills and Kraft General Foods, where he managed brand marketing and was responsible for divisional sales of up to $90 million CAD. In 1971-1973, he worked in Hamburg, Germany with Edeka, Germany's largest food retailer. He received a B.A. Degree in Economics and Business Administration from the University of Western Ontario, Canada in 1971. In 1990, he received the Canada Award of Business Excellence and in 1988, the "Beverage of the Year Award." Mr. Schultz devotes his time as required to the business of Registrant.

Gerald Hinkley has been the Secretary, Treasurer and a Director of Registrant since inception. Mr. Hinkley has over 30 years of experience, primarily in the consumer retailing market. Since 1995, he has also been the owner of an ostrich farm and is a breeder and marketer of ostrich art products. He has developed the marketing of ostrich meat, as well as the development of live ostrich sales to Asia. For the previous 20 years, he was active in the optical business, where he owned and operated multi-location retail optical stores. He graduated from the University of Alberta, Canada in 1967. Mr. Hinkley devotes his time as required to the business of Registrant.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Registrant's directors and officers and persons who own more than 10 percent of Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Registrant with copies of all Section 16(a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, Registrant believes that all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


ITEM 10      EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------
The summary compensation table has been omitted, as Registrant's officers and directors do not presently receive a salary or any equity securities for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on behalf of Registrant.

Employment Agreements
---------------------
Registrant's officers and directors are not currently party to any employment agreements with Registrant. Registrant presently has no pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Registrant may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information regarding Registrant's Common Stock beneficially owned at the year ended May 31, 2002, for (i) each shareholder known to be the beneficial owner of five (5%) percent or more of Registrant's outstanding Common Stock, (ii) each of the Registrant's executive officers and directors, and (iii) all executive officers and directors as a group. At May 31, 2002, there were 2,004,000 shares of Registrant's Common Stock issued and outstanding.

Title of Class   Name and Address    Amount and Nature   Percent
                  of Beneficial        of Beneficial       of
                     Owner               Ownership        Class
--------------   ----------------    -----------------   -------
Common Stock     Manfred Schultz       500,000 (Direct)   25%
                 3756 West 2nd Avenue
                 Vancouver, B.C.,
                 Canada V6R 1J9

Common Stock     Gerald Hinkley        500,000 (Direct)   25%
      	     3756 West 2nd Avenue
                 Vancouver, B.C.,
                 Canada V6R 1J9
------------------------------------
All Officers/Directors as a Group    1,000,000     	    50%


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Manfred Schultz, President and a Director of Registrant, provides office space to Registrant on a rent-free basis.

There have been no other actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

The following exhibits which are marked with an asterisk and are required to be filed herein are incorporated by reference to Registrant's Form 10SB, filed on June 25, 2001, under SEC File Number 0-32919:


Exhibit No.               Description
----------                -----------
* 3(i)                    Articles of Incorporation
* 3(ii)                   Bylaws



(b) Registrant filed no current reports on Form 8-K during the year ended May 31, 2002.

                              PART F/S

















                        NORTHERN OSTRICH CORP.
                    (A Development Stage Company)







                     INDEPENDENT AUDITOR'S REPORT

                        MAY 31, 2002 AND 2001

                               CONTENTS
                               --------



                                                Page
                                                -----



Independent Auditor's Report	                  F - 1

Balance Sheets
   May 31, 2002 and 2001	                  F - 2

Statements of Operations for the
   Year Ended May 31, 2002 and 2001	          F - 3

Statement of Stockholders' Equity for the
   Since November 30, 1998 (Inception) to
   May 31, 2002                                 F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2002 and 2001	          F - 5

Notes to Financial Statements	                  F - 7



ROBISON, HILL & CO.
Certified Public Accountants
A Professional Corporation		        Brent M. Davies, CPA
						David O. Seal, CPA
						W. Dale Westenskow, CPA
						Barry D. Loveless, CPA


                INDEPENDENT AUDITOR'S REPORT

Northern Ostrich Corp.
(A Development Stage Company)


We have audited the accompanying balance sheet of Northern Ostrich
Corp. (a development stage company) as of May 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended May 31, 2002 and 2001, and the statements of stockholders' equity since November 30, 1998 (inception) to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Ostrich Corp. (a development stage company) as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

				Respectfully submitted,
                              /s/ Robison, Hill & Co.
				Certified Public Accountants
Salt Lake City, Utah
July 22, 2002









                            F-1

Members of American Institute of Certified Public Accountants
Members of the Private Companies Practice Section

1366 East Murray-Holladay Road, Sale Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942



                      NORTHERN OSTRICH CORP.
                 (A Development Stage Company)
                         BALANCE SHEETS


                                            May 31,
                                     2002            2001
                                    -----------------------

Current Assets -
Cash & Cash Equivalents            $  -            $     -
                                   -------         --------
Total Assets:                      $  -            $     -
                                   =======         ========


Liabilities - Accounts Payable     $ 6,816      $   6,218
                                   -------         --------
Stockholders' Equity:

  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,004,000 shares at
    May 31, 2002 and 2001           2,004            2,004
  Paid-In Capital                  55,064           52,984
  Currency Translation Adjustment (16,361)         (16,313)
  Development Stage Deficit        (6,441)          (3,811)
  Retained Deficit                (41,082)         (41,082)
                                  --------         --------
     Total Stockholders' Equity    (6,816)          (6,218)
                                  --------         -------

     Total Liabilities and
       Stockholders' Equity       $   -            $     -
                                  =======          =======









        The accompanying notes are an integral part of these financial statements.





                               F-2



                         NORTHERN OSTRICH CORP.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS

                                                Cumulative
                                                  Since
                                               June 1, 2000
                       For the years ended     Inception of
                             May 31,            Development
                        2002         2001          Stage
                       -------------------      -----------
Revenues               $   -       $     -       $    -
Cost of Revenues           -             -            -
                       --------    -------       ----------

Gross Margin               -             -            -


Expenses:

General &
Administrative           2,630       3,811          6,411
                       --------    --------       ---------

Net Loss from
Operations              (2,630)     (3,811)        (6,411)


Other Income (Expense)

   Interest, Net           -             -            -
                      -------      --------       --------

     Net Loss          2,630)      (3,811)        (6,411)
                      =======      =======        ========

Basic & Diluted loss
per share                  -             -
                      =======      =======







        The accompanying notes are an integral part of these financial statements.

                               F-3


                      NORTHERN OSTRICH CORP.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                          Cumulative           Accumulated
                                           Currency              During
                  Common Stock   Paid-In  Translation Retained Development
               Shares  Par Value Capital  Adjustment   Deficit   Stage
               ------  --------- -------  ----------  -------- ----------
Balance at
November
30, 1998
(inception)      -       $    -   $    -   $    -    $    -     $      -

November 30,
1998 - Issuance
of Stock for
services and
payment of
accounts
payable       1,000,000   1,000       -        -         -            -

April 1, 1999
Issuance of
Stock for
cash pursuant
to private
placement    1,004,000   1,004   49,196       -         -            -

Net Loss        -           -         -    (15,996) (38,305)         -
             ---------  ------  -------   --------  --------  --------
Balance at
May 31, 1999 2,004,000   2,004   49,196    (15,996) (38,305)         -

Net Loss       -           -         -       (489)  (2,777)         -
             ---------  ------  -------    -------- --------  ---------
Balance at
May 31,
2000       2,004,000   2,004  49,196   (16,485)(41,082)       -

Contributed
Capital        -           -      3,788        -        -            -

Net Loss       -           -         -       (172)     -       (3,811)
            ---------   -----  -------     ------- -------- ----------
Balance at
May 31,
2001        2,004,000  $2,004  $52,984   $(16,313) $(41,082)  $(3,811)

Contributed
Capital        -           -     2,080         -       -            -

Net Loss       -           -         -        (48)     -       (2,630)
           ----------  ------  -------  ----------  --------  --------
Balance
at May
31, 2002   2,004,000   $2,004  $55,064   $(16,361)  $(41,082) $(6,441)

          The accompanying notes are an integral part of these financial statements.



                        NORTHERN OSTRICH CORP.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                                   Cumulative
                                                      Since
                                                   June 1, 2000
                                                    Inception
                              For the year ended       Of
                                   May 31,         Development
                              2002          2001     Stage
                              ------------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                    $ (2,630)      $(3,811)  $  (6,441)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Currency translation adjustment  (48)          172        147
Increase (Decrease) in accounts
payable                          598          (172)       426
Issuance of common stock for
expenses                           -            -           -
                            ---------      ---------   ----------
Net Cash Used in operating
activities                    (2,080)       (3,811)     (5,868)
                            ---------      ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing
activities                        -            -            -
                           ---------       ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from contributed
capital                        2,080         3,788         5,868
                           ---------       ---------   ----------
Net Cash Provided by Financing
Activities                     2,080         3,788         5,868
                           ---------       ---------    ---------
Net (Decrease) Increase in
Cash and Cash Equivalents         -            (23)          -
Cash and Cash Equivalents
  at Beginning of Period          -             23           -
                           ---------       ---------   ----------
Cash and Cash Equivalents
  at End of Period        $       -        $     -    $      -
                          ==========       =========   ==========
Supplemental Disclosure of
Cash Flow Information:

Cash paid during the year for:
  Interest                $       -        $      -   $      -
  Income Taxes            $       -        $      -   $      -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities: None


The accompanying notes are an integral part of these financial statements.

                    NORTHERN OSTRICH CORP.
                (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
         FOR THE YEARS ENDED MAY 31, 2002 AND 2001

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

Nature of Business
------------------
	The Company has no products or services as of May 31, 2002. The Company operated from November 30, 1998 through approximately May 31, 2001 in the production of ostrich meat. Since June 1, 2001, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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



                             F-7

              	   NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED MAY 31, 2002 AND 2001 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Concentration of Credit Risk
----------------------------
	The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

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
                                =========   =========   ========

                For the year ended May 31, 2002
                -------------------------------
Basic Loss per Share
Loss to common shareholders     $ (2,630)   2,004,000   $   0.00
                                =========   =========   ========

	There are no dilutive potential common stock equivalents As of May 31, 2002 and 2001. The effect of any outstanding common stock equivalents would be anti-dilutive for May 31, 2002 and 2001 and are thus not considered.


NOTE 2 - INCOME TAXES

	As of May 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $47,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                    NORTHERN OSTRICH CORP.
                  (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MAY 31, 2002 AND 2001 (Continued)




NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

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

NOTE 4 - COMMITMENTS

	As of May 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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















                               F-9

                              SIGNATURES
                              ----------



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   	                        NORTHERN OSTRICH CORP.,
                                a Nevada corporation


Dated: August 26, 2002          By:/s/ Manfred Schultz
                                President and Director



Dated: August 26, 2002          By:/s/ Gerald Hinkley
	                        Vice President, Secretary,
                                Treasurer and Director