Form 10QSB
period 2002-02-28
NORTHERN OSTRICH CORP
filed 2002-10-15
CIK 1080448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

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

The number of shares of Registrant's common stock outstanding as of August 31, 2002 was 2,004,000.

Transitional Small Business Disclosure Format:  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the quarter ended August 31,2002, reviewed by Robison, Hill & Co., independent Certified Public Accountants.

                     NORTHERN OSTRICH CORP.
                 (A Development Stage Company)

                           - : -

                 INDEPENDENT AUDITOR'S REPORT

                  AUGUST 31, 2002 (UNAUDITED)

ROBISON, HILL & CO.  			Certified Public Accountants
A Professional Corporation		Brent M. Davies, CPA
    				        David O. Seal, CPA
					Dale Westenskow, CPA
					Barry D. Loveless, CPA
        				-----------------------------
					W. LaMonte Robison, CPA
					E. Morton Hill, CPA


                INDEPENDENT AUDITOR'S REPORT

Northern Ostrich Corp.
(A Development Stage Company)


We have reviewed the accompanying balance sheets of Northern Ostrich Corp. (a development stage company) as of August 31, 2002 and May 31, 2002, and the related statements of operations for the three and three months ended August 31, 2002, and cash flows for the three month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

				Respectfully submitted,
                                /s/ Robison, Hill & Co.
				Certified Public Accountants
Salt Lake City, Utah
October 2, 2002
                            F-1

Members of American Institute of Certified Public Accountants
Members of the Private Companies Practice Section

1366 East Murray-Holladay Road, Sale Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942



                      NORTHERN OSTRICH CORP.
                 (A Development Stage Company)
                         BALANCE SHEETS
                           (Unaudited)


                            August 31,       May 31,
			      2002            2002
                           --------------------------

Current Assets -
Cash & Cash Equivalents    $      -        $    -
                           --------        --------
Total Assets:              $      -        $    -
                           ========        ========


Liabilities - Accounts
Payable                    $  6,139        $ 6,816
                           --------        -------

Stockholders' Equity:

 Common Stock, Par value
 $.001
 Authorized 100,000,000
 shares, Issued 2,004,000
 shares at August 31, 2002
 and May 31, 2002             2,004          2,004
  Paid-In Capital            56,814         55,064
  Currency Translation
    Adjustment              (16,234)       (16,361)
  Development Stage Deficit  (7,641)        (6,441)
  Retained Deficit          (41,082)       (41,082)
                           --------       --------
Total Stockholders' Equity   (6,139)        (6,816)
                           --------       --------

Total Liabilities and
Stockholders' Equity       $      -       $      -
                           ========       ========



        The accompanying notes are an integral part of these
		    financial statements.



                         NORTHERN OSTRICH CORP.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                                    Cumulative
                                    For the           Since
                                 Three Months     June 1, 2000
                                    Ended         Inception of
                                  August 31        Development
                                2002       2001      Stage
                                ---------------   -------------
Revenues                        $   -    $   -     $    -
Cost of Revenues                    -        -          -
                                -------  -------      --------

Gross Margin                        -        -          -


Expenses:

General &
Administrative                   1,200    1,480        7,641
                                -------   ------       -------

Net Loss from
Operations                      (1,200)  (1,480)      (7,641)


Other Income (Expense)

   Interest, Net                   -       -             -
                               -------   ------       -------

     Net Loss                  $(1,200) $(1,480)     $(7,641)
                               =======  =======      ========

Basic & Diluted
loss per share                 $   -    $  -
                               =======  =======



        The accompanying notes are an integral part of these
		    financial statements.


                        NORTHERN OSTRICH CORP.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              Unaudited
                                                            Cumulative
                                                             Since
                                                            Inception
                               For the Three Months ended       Of
                                    August 31,            Development
                                   2002      2001             Stage
                               -------------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                         $ (1,200)   $ (1,480)     $   (7,641)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Currency translation adjustment       127           -             274
Increase (Decrease) in accounts
payable                              (677)        280            (251)
Issuance of common stock for
expenses                                -           -               -
                                 ---------   ---------      ---------
Net Cash Used in operating
activities                         (1,750)     (1,200)         (7,618)
                                 ---------   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing
activities                             -            -               -
                                 ---------   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from contributed
capital                             1,750       1,200           7,618
                                 ---------   ---------      ---------
Net Cash Provided by Financing
Activities                          1,750       1,200           7,618
                                 ---------   ---------      ---------
Net (Decrease) Increase in
Cash and Cash Equivalents              -            -               -
Cash and Cash Equivalents
  at Beginning of Period               -            -               -
                                 ---------  ----------      ---------
Cash and Cash Equivalents
  at End of Period               $     -    $       -       $       -
                                 =========  ==========      =========
Supplemental Disclosure of
Cash Flow Information:
Cash paid during the year for:
  Interest                       $     -    $     -          $     -
  Income Taxes                   $     -    $     -          $     -
Supplemental Disclosure of
Non-cash Investing and
Financing Activities:  None

                   NORTHERN OSTRICH CORP.
                (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
   FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

This summary of accounting policies for Northern Ostrich
Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------
The unaudited financial statements as of August 31, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------
The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business
------------------
The Company has no products or services as of August 31, 2002. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

               	NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (Continued)

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

Loss per Share
--------------
The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                       Per-Share
                                  Income     Shares      Amount
                               (Numerator)(Denominator)
                                ---------  -----------  --------
                    For the three months ended August 31, 2002
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $(1,200)    2,004,000   $   -
                                =========   =========   ========

                  NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (Continued)

                    For the three months ended August 31, 2001
                    --------------------------------------------
Basic Loss per Share
Loss to common shareholders     $ (1,480)   2,004,000   $     -
                                =========   =========   ========

There are no dilutive potential common stock equivalents as of May 31, 2002 and 2001. The effect of any outstanding common stock equivalents would be anti-dilutive for August 31, 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES
---------------------
As of August 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $48,700 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                  NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (Continued)

NOTE 4 - COMMITMENTS
--------------------
As of August 31, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

 	                       NORTHERN OSTRICH CORP.,
                                a Nevada corporation

Dated: October 11, 2002         By:/s/ Manfred Schultz
                                President and Director


Dated: October 11, 2002         By:/s/ Gerald Hinkley
                                Vice President, Secretary,
                                Treasurer and Director