Form 10QSB/A
period 2002-08-31
NORTHERN OSTRICH CORP
filed 2002-10-31
CIK 1080448

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                         FORM 10-QSB/A

[X]  Quarterly Report under Section 13(a) or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

[ ]  Transition report under Section 13(a) or 15(d) of the
Exchange Act For the transition period from ---- to ----


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

                      3756 West 2nd Avenue
               Vancouver, B.C., Canada  V6R 1J9
    (Address of principal executive offices)(Zip Code
- ------------------------------------------------------------------
Registrant's telephone number, including area code (604) 222-7898


                                  None
- -----------------------------------------------------------------
Former Name, Address or Fiscal Year (If changed since last report)

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

             INDEPENDENT ACCOUNTANT'S  REPORT

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


                INDEPENDENT AUDITOR'S REPORT

Northern Ostrich Corp.
(A Development Stage Company)


We have reviewed the accompanying balance sheets of Northern Ostrich Corp. (a development stage company) as of August 31, 2002 and May 31, 2002, and the related statements of operations for the three months ended August 31, 2002 and 2001 and cash flows. These financial statements are the responsibility of the Company's management.

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

Interim Reporting
- -----------------
The unaudited financial statements as of August 31, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
- --------------------------------------
The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business
- ------------------
The Company has no products or services as of August 31, 2002. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Pervasiveness of Estimates
- --------------------------
The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
- ----------------------------
The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Concentration of Credit Risk
- ----------------------------
The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, opinions contracts or other foreign hedging arrangements. The
Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share
- --------------
The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

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

NOTE 2 - INCOME TAXES
- ---------------------
As of August 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $48,700 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN
- ------------------------------------------------
The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

                  NORTHERN OSTRICH CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (Continued)

NOTE 4 - COMMITMENTS
- --------------------
As of August 31, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS
- ----------------------------------
The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended). At inception, the Company issued 1,000,000 shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $.001 per share or an aggregate approximate $1,000.

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

Plan of Operation
- -----------------

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

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Registrant's Form 10SB12G and all exhibits thereto, filed in June, 2001 are incorporated herein by reference. The following exhibits are included in this filing:

Exhibit
Number    Description
---------------------
  99      Certification Pursuant to 18 U.S.C. Section 1350, As
          Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act



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

                               NORTHERN OSTRICH CORP.,
                               a Nevada corporation

Dated: October 28, 2002        By:/s/ Manfred Schultz,
                               President, CEO and Director

Dated: October 28, 2002        By:/s/ Gerald Hinkley
                               Vice President, Secretary,
                               CFO, Treasurer and Director

         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

I, Manfred Schultz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern
Ostrich, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Northern Ostrich, Inc. as of, and for, the periods presented in this quarterly report.

4. Northern Ostrich's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Northern
Ostrich, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Northern Ostrich, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Northern Ostrich's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	October 28, 2002      /s/ Manfred Schultz
                              ----------------------------------------

			      Manfred Schultz, Chief Executive Officer and Chairman of the Board of Directors