Form 10QSB
period 2002-11-30
NORTHERN OSTRICH CORP
filed 2003-01-13
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------ TO
         ------------.

                        COMMISSION FILE NUMBER 000-32919

                              NORTHERN OSTRICH CORP
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

             NEVADA                                             86-0947048
  (STATE OR OTHER JURISDICTION                                 (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

            102 DONAGHY AVENUE, NORTH VANCOUVER, B.C., CANADA V7P 2L5
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (604) 922-8470
                            ISSUER'S TELEPHONE NUMBER


              3756 WEST 2ND AVENUE, VANCOUVER, B.C., CANADA V6R 1J9
               (FORMER NAME, ADDRESS, IF CHANGED FROM LAST REPORT)


         INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X          NO

         THE NUMBER OF SHARES OUTSTANDING OF REGISTRANTS COMMON STOCK AS OF JANUARY 6, 2003 WAS 2,004,000.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


Northern Ostrich Corp.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Northern Ostrich Corp. (a development stage company) as of November 30, 2002 and May 31, 2002, and the related statements of operations for the three and six months ended November 30, 2002 and 2001 and statement of cash flows for the six months ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully Submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
January 6, 2003

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                   November 30,       May 31,
                                                                                    2002                2002
                                                                             ------------------  ------------------
Current Assets - Cash & Cash Equivalents                                     $                -  $                -
                                                                             ------------------  ------------------

Total Assets:                                                                $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            6,741  $            6,816
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,004,000 shares at
    November 30, 2002 and May 31, 2002                                                    2,004               2,004
  Paid-In Capital                                                                        57,034              55,064
  Currency Translation Adjustment                                                        (3,431)            (16,361)
  Development Stage Deficit                                                             (21,266)             (6,441)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (6,741)             (6,816)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================













         The accompanying notes are an integral part of these financial statements.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                        For the Three Months           For the Six Months           June 1, 2000
                                               Ended                          Ended                 Inception of
                                            November 30,                  November 30,              Development
                                   ------------------------------ -----------------------------
                                        2002            2001           2002           2001             Stage
                                   --------------- -------------- --------------  -------------  ------------------
Revenues                           $             - $            - $            - $            -  $                -
Cost of Revenues                                 -              -              -              -                   -
                                   --------------- -------------- --------------  -------------  ------------------

Gross Margin                                     -              -              -              -                   -

Expenses:
   General & Administrative                 13,625            300         14,825          1,780              21,266
                                   --------------- -------------- --------------  -------------  ------------------

Net Loss from Operations                   (13,625)          (300)       (14,825)        (1,780)            (21,266)

Other Income (Expense)
   Interest, Net                                 -              -              -              -                   -
                                   --------------- -------------- --------------  -------------  ------------------

     Net Loss                      $       (13,625)$         (300)$      (14,825) $      (1,780) $          (21,266)
                                   =============== ============== ==============  =============  ==================


Basic & Diluted loss per
     Share                         $         (0.01)$            - $        (0.01) $           -
                                   =============== ============== ==============  =============













         The accompanying notes are an integral part of these financial statements.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (14,825) $           (1,780) $          (21,266)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Currency translation adjustment                                   12,930                 128              13,077
   Increase (Decrease) in accounts payable                              (75)                (48)                351
   Issuance of common stock for expenses                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (1,970)             (1,700)             (7,838)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash used in investing activities                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from contributed capital                                     1,970               1,700               7,838
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             1,970               1,700               7,838
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

         The accompanying notes are an integral part of these financial statements.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northern Ostrich Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of November 30, 2002 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business

         The Company has no products or services as of November 30, 2002. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage.

         The Company has recently decided to become a natural resource exploration company and will seek opportunities in this field. The Company anticipates engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)          (Denominator)

                                                               For the Three Months Ended November 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (13,625)           2,004,000  $            (0.01)
                                                        ==================  ===================  ==================

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share (Continued)

                                                               For the Three Months Ended November 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (300)           2,004,000  $                -
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended November 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (14,825)           2,004,000  $            (0.01)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended November 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,780)           2,004,000  $                -
                                                        ==================  ===================  ==================

         There are no dilutive potential common stock equivalents as of May 31, 2002 and 2001. The effect of any outstanding common stock equivalents would be anti-dilutive for November 30, 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of November 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $62,300 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of November 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended May 31, 2002.

Plan of Operation

         Since we were not successful in finding the right operating business to acquire or merge, we have determined to try to become a natural resource exploration company and will seek opportunities in this field. We anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Natural resource exploration and development requires significant capital and our assets and resources are extremely limited. Therefore, we anticipate participating in the natural resource industry through the purchase of small interests in either producing properties or natural resource exploration and development projects. To date we have not commenced any operations.

         We will have to retain experts to assist in locating appropriate projects, as we currently have no employees and our sole officer does not have any experience in the natural resource industry. In order to assist in deciding if we should invest in a particular project, we will first need to be provided with at least the following:

         o        A description of the project and the location of the property;
         o        The lands that will be subject to the exploration project;
         o The royalties, net profit interest or other charges applicable to the subject lands;
         o        The estimated cost of any geophysical work contemplated; and
         o The estimated acquisition costs, exploration costs and development costs of the property.

Based on such information, we can then decide whether it is economially feasible and beneficial to participate in the project.

         Natural resource exploration and development requires significant capital and our assets and resources are extremely limited. Therefore, we hope to participate in the natural resource industry by obtaining small interests in either producing properties or natural resource exploration and development projects. To date we have not commenced any operations.

         As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we need to raise capital, most likely the only method available to us would be through the private sale of our securities. Because of our nature as a development-stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

         We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Results of Operations

         The Company had $13,625 and $14,825 in expenses for the three and six month periods ended November 30, 2002 and $300 and $1,780 for the three and six months ended November 30, 2001. For the quarter ended November 30, 2002, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At November 30, 2002 and 2001, the Company had no assets. The Company had a net working deficit of $6,741 and $6,816 at November 30, 2002 and May 31, 2002.

         Net stockholders' deficit in the Company was $6,741 as of November 30, 2002 and $6,816 as of May 31, 2002.

         The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon its ability to obtain additional funding which will enable the Company to implement its business objectives in order to generate cash flow.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Bruce Johnstone, our chief executive officer and chief financial officer, after evaluating the effectiveness if the Company's "disclosure controls and procedures" (as defined in the
                  Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within the Company.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         The Company has recently decided to become a natural resource exploration company and will seek opportunities in this field. The Company anticipates engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         THE FOLLOWING EXHIBITS ARE INCLUDED AS PART OF THIS REPORT:

EXHIBIT
NUMBER            TITLE OF DOCUMENT


99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         REPORTS

         The Company filed a Current Report on November 1, 2002 for Item 5 to provide information regarding the resignation and appointment of board of directors and officers.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this January 9, 2003

                             NORTHERN OSTRICH CORP.
                                  (Registrant)



DATE: January 9, 2003        By:  /s/    Bruce Johnstone
                             Bruce Johnstone
                             President, Chief Executive Officer, Chief Financial
                             Officer and Director
                             (Principal Executive and Financial Officer)


I,       Bruce Johnstone, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Northern Ostrich Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003



/S/ Bruce Johnstone
Bruce Johnstone
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive and Financial Officer)