Form 10QSB
period 2003-02-28
NORTHERN OSTRICH CORP
filed 2003-04-11
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

YES    X          NO

         THE NUMBER OF SHARES OUTSTANDING OF REGISTRANTS COMMON STOCK AS OF APRIL 11, 2003 WAS 2,004,000.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I




ITEM 1.  FINANCIAL STATEMENTS








                         INDEPENDENT ACCOUNTANT'S REPORT



Northern Ostrich Corp.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Northern Ostrich Corp. (a development stage company) as of February 28, 2003, and the related statement of operations for the three and nine months ended February 28, 2003 and 2002 and the statement of cash flows for the nine month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northern Ostrich, Corp. (a development stage company) as of May 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                  Respectfully Submitted



                                                  \s\ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
April 9, 2003

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                   February 28,       May 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Current Assets - Cash & Cash Equivalents                                     $                -  $                -
                                                                             ------------------  ------------------

Total Assets:                                                                $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            7,539  $            6,816
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,004,000 shares at
    February 28, 2003 and May 31, 2002                                                    2,004               2,004
  Paid-In Capital                                                                        59,036              55,064
  Currency Translation Adjustment                                                        (3,431)            (16,361)
  Development Stage Deficit                                                             (22,666)             (6,441)
  Retained Deficit                                                                      (42,482)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (7,539)             (6,816)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
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

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                        For the Three Months           For the Nine Months          June 1, 2000
                                               Ended                          Ended                 Inception of
                                            February 28,                  February 28,              Development
                                   ------------------------------ -----------------------------
                                        2003            2002           2003           2002             Stage
                                   --------------- -------------- --------------  -------------  ------------------
Revenues                           $             - $            - $            -  $           -  $                -
Cost of Revenues                                 -              -              -              -                   -
                                   --------------- -------------- --------------  -------------  ------------------

Gross Margin                                     -              -              -              -                   -

Expenses:
   General & Administrative                  1,400            304         16,225          2,084              22,666
                                   --------------- -------------- --------------  -------------  ------------------

Net Loss from Operations                    (1,400)          (304)       (16,225)        (2,084)            (22,666)

Other Income (Expense)
   Interest, Net                                 -              -              -              -                   -
                                   --------------- -------------- --------------  -------------  ------------------

     Net Loss                      $        (1,400)$         (304)$      (16,225) $      (2,084) $          (22,666)
                                   =============== ============== ==============  =============  ==================


Basic & Diluted loss per
     Share                         $             - $            - $        (0.01) $           -
                                   =============== ============== ==============  =============















   The accompanying notes are an integral part of these financial statements.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                                      February 28,                  Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (16,225) $           (2,084) $          (22,666)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Currency translation adjustment                                   12,930                 334              13,077
   Increase (Decrease) in accounts payable                              723                (184)              1,149
   Issuance of common stock for expenses                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (2,572)             (1,934)             (8,440)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash used in investing activities                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from contributed capital                                     2,572               1,934               8,440
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             2,572               1,934               8,440
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northern Ostrich Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of February 28, 2003 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 30, 1998.

Nature of Business

         The Company has no products or services as of February 28, 2003. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage.

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

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended February 28, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,400)           2,004,000  $                -
                                                        ==================  ===================  ==================

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share (Continued)
                                                               For the Three Months Ended February 28, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (304)           2,004,000  $                -
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended February 28, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (16,225)           2,004,000  $            (0.01)
                                                        ==================  ===================  ==================

                                                                For the Nine Months Ended February 28, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (2,084)           2,004,000  $                -
                                                        ==================  ===================  ==================

         There are no dilutive potential common stock equivalents as of May 31, 2002 and 2001. The effect of any outstanding common stock equivalents would be anti-dilutive for February 28, 2003 and 2002 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of February 28, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $63, 800 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

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

                             NORTHERN OSTRICH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of February 28, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

         Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and its business and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements

         All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made..

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

Results of Operations

         The Company had $1,400 and $16,225 in expenses for the three and nine month periods ended February 28, 2003 and $304 and $2,084 for the three and nine months ended February 28, 2002. Expenses consisted of accounting fees and miscellaneous professional fees. For the quarter ended February 28, 2003, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At February 28, 2003 and 2002, the Company had no assets. The Company had a net working deficit of $7,539 and $6,816 at February 28, 2003 and May 31, 2002.

         Net stockholders' deficit in the Company was $7,539 as of February 28, 2003 and $6,816 as of May 31, 2002.

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



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 11, 2003.

                             NORTHERN OSTRICH CORP.
                                  (Registrant)



DATE: April 11, 2003        By:  /s/    Bruce Johnstone
                            Bruce Johnstone
                            President, Chief Executive Officer, Chief Financial
                            Officer and Director
                            (Principal Executive and Financial Officer)


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

Date: April 11, 2003



/S/ Bruce Johnstone
Bruce Johnstone
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive and Financial Officer)