Form 10KSB
period 2003-05-31
PATRIOT GOLD CORP
filed 2003-08-26
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

         Commission file number: 000-32919


                               Patriot Gold Corp.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Nevada                             86-0947048
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


                               102 Donaghy Avenue
                      North Vancouver, B.C., Canada V7P 2L5
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (604) 980-8137
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Based on the closing sales price of the common stock on August 13, 2003, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates was $14,865,600.

The number of shares outstanding of the issuer's Common Stock $.001 par value per share, was 10,260,400 shares as of August 13, 2003. The issuer has 13,500,000 shares of Series A 7% Redeemable Preferred Stock $.001 par value per share, outstanding.

Total revenues for fiscal year ended May 31, 2003: $0


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                     PART I

Item 1.  Description of Business.

Company History

We were incorporated in the State of Nevada on November 30, 1998. We were originally organized to engage in the business of breeding, raising and marketing ostriches, ostrich meat and ostrich by-products to the wholesale and retail markets. We operated from November 30, 1998 through approximately May 31, 2000, when we ceased all operations due to lack of capital.
We have not conducted any business since May 2000.

On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered a development stage company. Our office is currently located at 102 Donaghy Avenue, North Vancouver, B.C., Canada, V7P 2L5. The telephone number is (604) 980-8137.

On October 20, 2002, Mr. Bruce Johnstone was appointed to the board of directors and as an officer. On October 31, 2002, Mr. Manfred Schultz and Mr. Gerald Hinkley resigned as directors and officers of the company. The resignations were offered for personal reasons and not for any disagreement with management of the company or its policies. Both resigning directors and the company parted ways on good terms.

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our director and officer, in consideration for his services; this issuance having been previously approved by a vote of both the Board of Directors and the majority stockholders. Each Series A 7% Redeemable Preferred Share has the right to vote with the common shares on all matters requiring stockholder vote, including without limitation the election of directors.

On June 13, 2003, two stockholders returned a total of 700,000 shares of common stock to us for cancellation. On June 17, 2003, each issued and outstanding share of common stock was forward split at a rate of one for seven and six-tenths (1:7.6) so that each share of common stock became equal to 7.6 shares.

On June 17, 2003, we received a new trading symbol to reflect the company name change and forward split of the common stock. The new trading symbol is PGOL.

On June 23, 2003 the Board adopted a resolution to (i) increase the number of positions on the Board to a total of three and (ii) appointed to the newly created positions Mr. Robert A. Sibthorpe of Vancouver, B.C. and Mr. Robert D. Coale of Agoura Hills, CA.

On July 21, 2003. Mr. Bruce Johnstone resigned as an officer and director. The resignation was offered for personal reasons and not for any disagreement with management of the company or its policies.

On July 21, 2003, Mr. Ronald C. Blomkamp was appointed as the President, Chief Executive and Financial Officer and Secretary and a director of the company.


Plan of Operation

Since we were not successful in finding the right operating business to acquire or merger, we have determined to try to become a natural resource exploration company and will seek opportunities in this field. We anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Natural resource exploration and development requires significant capital and our assets and resources are extremely limited. Therefore, we anticipate participating in the natural resource industry through the purchase of small interests in either producing properties or natural resource exploration and development projects.

With the addition of our board members and a consulting geologist, all of whom will be compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor of the project, and by information collected by our experts through independent due diligence, and will include at least the following:

-        A description of the project and the location of the property;
-        The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
-        The estimated cost of any geophysical work contemplated; and
- The estimated acquisition costs, exploration costs and development costs of the property.

Based on such information, we can then decide whether it is economically feasible and beneficial to participate in the project.

To date we have not commenced any operations, other than the execution of Property Option Agreement to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, Inc., a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres located in the northwest trending Walker Lane located in western Nevada.

Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. . Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study.

Either party has the right to assign the agreement or its right or interest in the property.

The foregoing discussion is qualified in its entirety by reference to the Property Option Agreement, which is annexed to this Annual Report as an Exhibit

The initial funds required to pay for the MinQuest transaction were provided from the proceeds of the private placement described below.

Financing

We recently completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds. However, we will need additional funding within the next twelve months in order to pursue our business plan and acquire interests in natural resource projects. Given the fact that we do not currently have any assets, we would expect that such financing would be available from the public or private offering of our shares. However, there is no guarantee that required capital will be available to us for these purposes.

Competition

The natural resource industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other natural resource companies, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to
exploration  and  development.   Because  these  laws  and  regulations   change
frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Since we have no current projects, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have  commenced  only  limited  operations.  Therefore,  we have no full time
employees.   Our  sole  officer  and  three  directors   provide   planning  and
organizational services for us on a part-time basis.

Item 2.  Description of Property.

We do not lease or own any real property. We currently maintain our corporate office at 102 Donaghy Avenue, North Vancouver, B.C., Canada V7P 2L5. This office space is an office sharing arrangement being provided as an accommodation to us by our former officer - where we can receive mail and perform other minimal corporate functions. As our business operations grow, it will be necessary for us to seek appropriate individual office space. Management believes suitable office space will be available when it is needed.

Item  3.  Legal Proceedings.

We are not involved in any pending legal proceedings nor are we aware of any pending or contemplated proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.


Item 4.  Submission of Matters to a Vote of Security Holders.

An information statement was distributed to our stockholders on or about May 20, 2003, pertaining to (i) the filing of an amendment to our Articles of
Incorporation to authorize up to 20,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which would allow our Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock and (ii) change the name of the Company to "Patriot Gold Corp." The amendments to our Articles of Incorporation effecting the changes described above occurred on June 11, 2003.




                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock was listed on the OTC Bulletin Board under the trading symbol NORC for the year ending May 31, 2003; however, there was no trading activity during the year. On June 17, 2003, in connection with our name change we changed our symbol to PGOL.

On June 17, 2003, each issued and outstanding share of common stock was forward split at a rate of one for seven and six-tenths so that each share of common stock is equal to 7.6 shares.

Our Transfer and Warrant Agent

We have appointed Holladay Stock Transfer, Inc., with offices at 2939 North 67th Place, Scottsdale, Arizona, 85215, phone number 480-481-3940, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

Dividend Policy

         We have never paid a cash dividend on our Common Stock and do not anticipate paying cash dividends in the near future. It is our present policy not to pay cash dividends but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

         The number of shareholders of record of our common stock as of May 31, 2003 was approximately 22.

Recent Sales of Unregistered Securities

On July 25, 2003 we issued 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock. The issuance was made pursuant to an exemption under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and officer. Each preferred share has the right to vote with the common shares on all matters requiring stockholder vote. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our stockholders.

Set forth below is certain information as of May 31, 2003 regarding equity compensation plans that have not been approved by our stockholders. On May 26, 2003, the Board approved the adoption of the Stock Option Plan providing for the issuance of an aggregate of 335,000 options to purchase the common stock of the company.

Equity compensation plans not approved by stockholders - as of May 31, 2003

                                     Number of securities to be   Weighted average exercise
                                      issued upon exercise of        price of outstanding      Number of securities
              Plan Category        outstanding options, warrants           options,          remaining available for
                                             and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------

       2003 Stock Option Plan                 335,000                        N/A                     335,000


Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. As of July 25, 2003, there were a total of 2,365,000 options granted under the plan - 20,000 options granted with a $0.80 exercise price; 100,000 options with an exercise price of $1.03 and the balance with a $0.05 exercise price.

The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the 2003 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code") or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

         In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

         Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable.

Item 6.  Management's Discussion And Analysis Or Plan Of Operation

You should read this discussion together with our financial statements and related notes included elsewhere in this report.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

- Feasibility of the property which we have an interest or the right to acquire an interest;

- General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in political, social and economic conditions;

- Success of operating initiatives; changes in business strategy or development plans; management of growth;

-        Availability, terms and deployment of capital;

-        Costs and other effects of legal and administrative proceedings;

- Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

- Development risks and risks inherent in the natural resource industry and

-        Other factors referenced in this report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in our filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

PLAN OF OPERATION

Since we were not successful in finding the right operating business to acquire or merge, we have determined to try to become a natural resource exploration company and will seek opportunities in this field. We anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Natural resource exploration and development requires significant capital and our assets and resources are extremely limited. Therefore, we anticipate participating in the natural resource industry through the purchase of small interests in either producing properties or natural resource exploration and development projects. To date we have not commenced any operations, other than the execution of an agreement to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, Inc., a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. . Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study.

With the addition of our board members and a consulting geologist, all of whom will be compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and will include at least the following:

-        A description of the project and the location of the property;
-        The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
-        The estimated cost of any geophysical work contemplated; and
- The estimated acquisition costs, exploration costs and development costs of the property.

Based on such information, we can then decide whether it is economically feasible and beneficial to participate in the project. [The board has determined that it is economically feasible to execute the agreement with MinQuest and incur expenditures in connection with the 28 mining claims in the northwest trending Walker Lane located in western Nevada.

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

RESULTS OF OPERATIONS

During the previous twelve months, we have not been engaged in any business activity. While in the past we have been investigating possible opportunities with the intent to acquire and merge with one or more business ventures, we have recently decided to become involved in the natural resource exploration and development industry.

As a result of this, we have no revenues for the year ended May 31, 2003. We did not generate any revenues for year ended May 31, 2002.

We had a net loss of $23,302 for the year ended May 31, 2003, compared to a net loss of $2,630 for the year ended May 31, 2002. Operating expenses for the year ended May 31, 2003 was $23,302, as compared to $2,630 of expenses for the year ended May 31, 2002. The reason for the increase in our expenses and our net loss was due an increase in our legal and accounting fees. Losses on operations will continue until sufficient revenues can be achieved from our anticipated business.

We had a net stockholders' deficit of $14,059 for the year ended May 31, 2003, compared to $6,816 for the year ended May 31, 2002. This increased deficit was a result of our increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

We remain in the development stage and, as of May 31, 2003 have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of May 31, 2003 reflects no assets and total liabilities consisting of accounts payable of $14,059.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. The necessary capital to operate the Company has in the past been provided by the principals of the Company. On July 25, 2003 we issued 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants. This private offering generated gross proceeds of $367,500. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of May 31, 2002 we had no cash available and accounts payable of $14,059. As a result of the private placement which was closed in July 2003, we generated gross proceeds of $367,500. Management believes that such amount will be sufficient to continue our planned activities for the remainder of the current fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, on or before July 25, 2004 we are required to incur no less than $75,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should be unable to continue as a going concern.



Item 7.  Financial Statements.

The financial statements are included beginning at F-1. See Index to the Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended May 31, 2003 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

Name                                     Age                      Position
Bruce  Johnstone                         47                       Chairman, President, Chief Executive and
                                                                  Operating Officer and Secretary
Robert   A. Sibthorpe                    54                       Director
Robert D. Coale                          63                       Director

As of July 21, 2003, Mr. Bruce Johnstone resigned as an officer and director and Mr. Ronald C. Blomkamp was appointed as the Chairman, President, Chief Executive and Operating Officer and Secretary. Mr. Blomkamp, 58, holds a Diploma in Production Engineering from Witwatersrand College for Advanced Technology in South Africa, and for sixteen years worked at Edward L Bateman (ELB), South Africa's leading mining services company. He has been a director at Bateman Mining Products, has worked extensively at the face of many of the world's deepest gold mines and across several facets of the industry, and has collaborated with the South African Chamber of Mines on rock mechanics, safety and efficiency. He holds several patents relating to advanced mining technology. Mr. Blomkamp became our Chairman, President Chief Executive and Operating Officer and Secretary and a director on July 21, 2003. He holds no positions in any other public companies, and has no affiliations with any companies that have gone bankrupt in the last 5 years or with any company that is subject to any order or decree with respect to securities or banking industries.

Bruce Johnstone was our Chairman, President Chief Executive and Operating Officer and Secretary and a director from October 15, 2002 until July 21, 2003. Since 1981 to the present, Mr. Johnstone is the president of a Canadian private corporation that provides appliance related services to the building industry. Mr. Johnstone also sits as President and Director of a private resource exploration company which he founded. He holds no positions in any other public companies, and has no affiliations with any companies that have gone bankrupt in the last 5 years or with any company that is subject to any order or decree with respect to securities or banking industries.

Robert A. Sibthorpe became a director on June 23, 2003. Mr. Sibthorpe is an Exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years. After completing his MBA at the University of Toronto in 1979, he joined Midland Doherty Ltd. as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. In 1986 he became Director and Senior Analyst Corporate Finance (Canada) working in Toronto and Vancouver for Yorkton Securities Inc. In 1999 Mr. Sibthorpe joined Canaccord Capital Corp. (Vancouver), as Senior Mining Analyst, and in 2000 returned to the mining industry, joining Ivanhoe Mines Ltd., a mid-tier copper and iron ore producer, as Senior Vice President of Business Development in Vancouver, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a "Small Mines Unit", he was directly responsible for placing into commercial production, an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study Level. Currently Mr. Sibthorpe sits on the Board of Freegold Ventures Corp. and provides independent consulting services to Rare Earth Metals Corp. and Olympus Pacific Minerals Ltd. He holds no positions in any other public companies, and has no affiliations with any companies that have gone bankrupt in the last 5 years or with any company that is subject to any order or decree with respect to securities or banking industries.

Robert D. Coale became a director on June 23, 2003 and is a Professional Engineer with a specialty in the mining sector. With two engineering degrees (MetE. - Colorado School of Mines, MSc. - University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota, he has over 30 years of resource related business and management experience. After completing an engagement as a lecturer with a university in Johannesburg, South Africa, in 1971, Mr. Coale has worked in numerous technical roles and as management with both junior resource and major mining companies, and has provided professional services for companies such as Getty Mining Company, Yuma Copper Corp., AES Construction Group, and the Andean American Mining Co. He holds no positions with any other public companies, and has no affiliations with any companies that have gone bankrupt in the last 5 years or with any company that is subject to any order or decree with respect to securities or banking industries.-


Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended May 31, 2003, the Board, which consisted of one individual, adopted 4 resolutions.

The Board does not currently have any committees, but is in the process of establishing an audit committee and an option committee.




Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.


ITEM 10.  Executive Compensation.

We have not paid, nor do we owe, any compensation to our executive officer for the year ended May 31, 2003. We have not paid any compensation to our officers for the last three fiscal years.

We have no employment agreements with any of our executive officers or employees.

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our former director and sole officer. Each preferred share has the right to vote with the common shares on all matters requiring stockholder vote. The preferred shares are entitled to receive, when and as declared by the Board, a non-cumulative dividend at the rate of 7% per annum equal to the redemption price (described below). We have the right to redeem all or any portion of the outstanding Series A preferred shares at the redemption price plus any dividends that have been declared but not yet paid. The redemption price of the preferred shares shall be the par value of said share, or $0.001 per share. In the event of a liquidation, dissolution or winding up of the company, the holders of the preferred shares are entitled to receive, prior to any distributions to the holders of the common stock, the redemption price for their outstanding shares together with any declared but unpaid dividends.



ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.


The following table lists, as of July 31, 2003, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 10,260,400 shares of common stock issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 102 Donaghy Avenue, North Vancouver, B.C., Canada V7P 2L5.

               Officers, Directors,
                  5% Shareholder                  No. of Common Shares            Beneficial Ownership %
                 -----------------                --------------------            ----------------------
         Ronald C. Blomkamp                               -0-                               NA
         Robert A. Sibthorpe                           50,000(1)                       Less than 1%
         Robert D. Coale                               25,000(2)                       Less than 1%
         Bruce Johnstone                             50,000(3) (4)                     Less than 1%

         All Directors and executive                      -0-                               NA
         officers as a Group (3 persons)

----------

(1) Mr. Robert Sibthorpe was issued an aggregate of 200,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share. Of these options, only 50,000 are currently vested. The balance of his options vest as follows: 50,000 on October 1, 2003; 50,000 on January 1, 2004 and 50,000 on April 1, 2004.
(2) Mr. Robert Coale was issued an aggregate of 100,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share. Of these options, only 25,000 are currently vested. The balance of his options vest as follows: 25,000 on October 1, 2003; 25,000 on January 1, 2004 and 25,000 on April 1, 2004.
(3) Mr. Bruce Johnstone was issued an aggregate of 250,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share. Of these options, only 50,000 are currently vested. The balance of his options vest as follows: 66,667 on October 1, 2003; 66,667 on January 1, 2004 and 66,666 on April 1, 2004.
(4)



Mr. Bruce Johnstone, our former officer and director, is the holder of 13,500,000 Series A 7% Redeemable Preferred Shares, each share having the right to vote with the common shares on all matters requiring a vote of the stockholders. This represents 57.66% of the total issued and outstanding shares of the Company (common and preferred stock combined).

Item 12. Certain Relationships and Related Transactions


During the previous fiscal year and presently, we are using office space provided at no charge for an indefinite period by Bruce Johnstone, our former officer and director. See "Description of Property."

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our former director and sole officer. See "Executive Compensation".

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.            Description

3.1      Articles of Incorporation of Registrant.*
3.2      Registrant's Restated Articles of Incorporation.**
3.3      By-Laws of Registrant.*
4.1      Specimen common stock Certificate.*
4.2      Form of Class A Warrant
4.3      Form of Class B Warrant
4.4      Form of Class C Warrant
4.5      Form of Class D Warrant
4.6      Warrant Agreement
10.1 Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation
10.2     Stock Option Plan***
31 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Previously filed with the Company's Form 10SB12g on June 25, 2001, SEC file number 0-32929.

         **Previously filed as an exhibit to the Company's Information Statement submitted to the SEC on May 21, 2003.

         *** Previously filed with the Company's Form S-8 filed on May 30, 2002.


(b) Reports on Form 8-K. None.


Item 14. Controls and Procedures.


We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Patriot Gold Corp. have concluded that Patriot Gold Corp.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in Patriot Gold Corp.'s internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Patriot Gold Corp.
                                  (Registrant)




Dated: August 25, 2003               By:  /s/   Ronald C. Blomkamp
      ---------------------          -------------------------------------------
                                     Ronald C. Blomkamp
                                     President, Chief Executive Officer, Chief
                                     Financial Officer and Director
                                     (Principal Executive and Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: August 25, 2003               By:  /s/    Robert A. Sibthorpe
--------------------------           -------------------------------------------
                                     Robert A. Sibthorpe
                                     Director



Dated: August 25, 2003               By:  /s/    Robert D.Coale
--------------------------           -------------------------------------------
                                     Robert D. Coale
                                     Director

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                              MAY 31, 2003 AND 2002

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
May 31, 2003 and 2002......................................................................................F - 2

Statements of Operations for the
   Year Ended May 31, 2003 and 2002........................................................................F - 3

Statement of Stockholders' Equity
   Since November 30, 1998 (Inception) to May 31, 2003.....................................................F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2003 and 2002........................................................................F - 6

Notes to Financial Statements..............................................................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Patriot Gold Corp.
(Formerly Northern Ostrich Corp.)
(A Development Stage Company)

         We have audited the accompanying balance sheet of Patriot Gold Corp. (Formerly Northern Ostrich Corp.) (A Development Stage Company) as of May 31, 2003 and 2002, and the related statements of operations and cash flows for the two years ended May 31, 2003 and 2002, and the statements of stockholders' equity since November 30, 1998 (inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (Formerly Northern Ostrich Corp.) (A Development Stage Company) as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
August 13, 2003

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                            May 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Current Assets - Cash & Cash Equivalents                                     $                -  $                -
                                                                             ------------------  ------------------

Total Assets:                                                                $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           14,059  $            6,816
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at May 31, 2003 and 2002                                               -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 15,230,400 shares at
    May 31, 2003 and 2002                                                                15,230              15,230
  Paid-In Capital                                                                        45,810              41,838
  Currency Translation Adjustment                                                        (4,274)            (16,361)
  Development Stage Deficit                                                             (29,743)             (6,441)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (14,059)             (6,816)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
Revenues                                                  $               -  $                -  $                -
Cost of Revenues                                                          -                   -                   -
                                                          -----------------  ------------------  ------------------

Gross Margin                                                              -                   -                   -

Expenses:
   General & Administrative                                          23,302               2,630              29,743
                                                          -----------------  ------------------  ------------------

Net Loss from Operations                                            (23,302)             (2,630)            (29,743)

Other Income (Expense)
   Interest, Net                                                          -                   -                   -
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (23,302) $           (2,630) $          (29,743)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $               -  $                -
                                                          =================  ==================













   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                   Cumulative            Accumulated
                                                                                    Currency                During
                                  Preferred Stock      Common Stock        Paid-In Translation  Retained  Development
                                  Shares Par Value   Shares    Par Value   Capital  Adjustment   Deficit     Stage      Total
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------
Balance at November 30, 1998        --     $--           --     $  --      $  --      $  --      $  --      $  --      $  --
(inception)

November 30, 1998 Issuance of
  Stock for services and payment
  of accounts payable               --      --      1,000,000     1,000       --         --         --         --        1,000

April 1, 1999 Issuance of Stock
  for cash pursuant to private
  placement                         --      --      1,004,000     1,004     49,196       --         --         --       50,200

Net Loss                            --      --           --        --         --         --      (38,305)      --      (38,305)
Currency Translation Adjustment     --      --           --        --         --      (15,996)      --         --      (15,996)
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------
Total Comprehensive Loss            --      --           --        --         --      (15,996)   (38,305)      --      (54,301)
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------

Balance at May 31, 1999             --      --      2,004,000     2,004     49,196    (15,996)   (38,305)      --       (3,101)

Retroactive Adjustment for 1:7.6
   Stock Split June 17, 2003        --      --     13,226,400    13,226    (13,226)      --         --         --         --
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------

Restated Balance May 31, 1999       --      --     15,230,400    15,230     35,970    (15,996)   (38,305)      --       (3,101)

Net Loss                            --      --           --        --         --         --       (2,777)      --       (2,777)
Currency Translation Adjustment     --      --           --        --         --         (489)      --         --         (489)
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------
Total Comprehensive Loss            --      --           --        --         --         (489)    (2,777)      --       (3,266)
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------

Balance at May 31, 2000             --      --     15,230,400    15,230     35,970    (16,485)   (41,082)      --       (6,367)

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                           Deficit
                                                                                   Cumulative            Accumulated
                                                                                    Currency                During
                                  Preferred Stock      Common Stock        Paid-In Translation  Retained  Development
                                  Shares Par Value   Shares    Par Value   Capital  Adjustment   Deficit     Stage      Total
                                   -----   -----   ----------   -------    -------    -------    -------    -------    -------
Contributed Capital                 --     $--           --     $  --     $ 3,788   $  --      $  --      $  --      $ 3,788

Net Loss                            --      --           --        --        --        --         --       (3,811)    (3,811)
Currency Translation Adjustment     --      --           --        --        --         172       --         --          172
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------
Total Comprehensive Loss            --      --           --        --        --         172       --       (3,811)    (3,639)
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------

Balance at May 31, 2001             --      --     15,230,400    15,230    39,758   (16,313)   (41,082)    (3,811)    (6,218)

Contributed Capital                 --      --           --        --       2,080      --         --         --        2,080

Net Loss                                    --           --        --        --        --         --       (2,630)    (2,630)
Currency Translation Adjustment     --      --           --        --        --         (48)      --         --          (48)
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------
Total Comprehensive Loss            --      --           --        --        --         (48)      --       (2,630)    (2,678)
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------

Balance at May 31, 2002             --      --     15,230,400    15,230    41,838   (16,361)   (41,082)    (6,441)    (6,816)

Contributed Capital                 --      --           --        --       3,972      --         --         --        3,972

Net Loss                                    --           --        --        --        --         --      (23,302)   (23,302)
Currency Translation Adjustment     --      --           --        --        --      12,087       --         --       12,087
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------
Total Comprehensive Loss            --      --           --        --        --      12,087       --      (23,302)   (11,215)
                                   -----   -----   ----------   -------   -------   -------    -------    -------    -------

Balance at May 31, 2003             --     $--     15,230,400   $15,230   $45,810   $(4,274)   $(41,082)  $(29,743)  $(14,059)
                                   =====   =====   ==========   =======   =======   =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (23,302) $           (2,630) $          (29,743)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Currency translation adjustment                                   12,087                 (48)             12,234
   Increase (Decrease) in accounts payable                            7,243                 598               7,669
   Issuance of common stock for expenses                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (3,972)             (2,080)             (9,840)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash used in investing activities                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from contributed capital                                     3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Patriot Gold Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $30,000 for the period from June 1, 2000 (inception of development stage) to May 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, locating a merger or acquisition candidate and/or acquiring interests in various business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 30, 1998. On June 11, 2003, the Company changed its name to Patriot Gold Corp.

Nature of Business

         The Company has no products or services as of May 31, 2003. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage.

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                      For the Year Ended May 31, 2003
Basic Loss per Share
Loss to common shareholders                             $          (23,302)          15,230,400  $                -
                                                        ==================  ===================  ==================

                                                                      For the Year Ended May 31, 2002
Basic Loss per Share
Loss to common shareholders                             $           (2,630)          15,230,400  $                -
                                                        ==================  ===================  ==================

         There are no dilutive potential common stock equivalents as of May 31, 2003 and 2002. The effect of any outstanding common stock equivalents would be anti-dilutive for May 31, 2003 and 2002 and are thus not considered.

Comprehensive Income

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders' Equity. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of May 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $70,825 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of May 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

NOTE 5 - STOCK OPTIONS

         Pursuant to a 2003 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code") or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

NOTE 5 - STOCK OPTIONS (Continued)
----------------------

         In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

         Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable.

         On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. Subsequent to year end, 2,365,000 stock options were granted to various directors and consultants for an exercise price ranging from $0.05 to $1.03 per share.

NOTE 6 - COMMON STOCK TRANSACTIONS

         The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended).

         At inception,  the Company issued  7,600,000  shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $.001 per share or an aggregate approximate $1,000.

         On February 8, 1999, to provide initial working capital, the Company authorized a private placement sale of an aggregate of 7,600,000 (1,000,000 pre-split) shares of common stock at approximately $.05 per share. The private placement was completed April 1, 1999 and 7,630,400 shares were issued for approximately $50,200 in proceeds to the Company which were primarily used to pay operating expenses.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

NOTE 7 - PREFERRED STOCK

         The Company has authorized a total of 20,000,000 shares of Series A 7% Redeemable Preferred Stock with a par value of $.001. As of May 31, 2003, no preferred shares were issued.

         The Corporation is under no obligation to pay dividends on the Series A Redeemable Preferred Stock, and the stock is redeemable at the option of the Company.

         In the event of any liquidation, dissolution or winding-up of the Corporation, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, at an amount of $.001 plus any unpaid and accrued dividends per share.

         A holder of Series A Preferred has the right to one vote per share in the case of matters provided for in the General Corporation Law of the State of Nevada or the Amended and Restated Articles of Incorporation or Bylaws to be voted on by the holders of the Series A Preferred Stock as a separate class. In the case of matters to be voted on by the holders of Common Stock and the holders of Series A Preferred voting together as a single class, each share of Series A Preferred, has full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock.

NOTE 8 - SUBSEQUENT EVENTS

         On June 11, 2003, the Company filed amended articles of incorporation with the State of Nevada changing the Company's name to Patriot Gold Corp.

         On June 17, 2003, the Company approved a forward split at a rate of one for seven and six- tenths so that each share of common stock will be equal to
7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.