Form 10QSB
period 2003-08-31
PATRIOT GOLD CORP
filed 2003-10-14
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended August 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919


                               PATRIOT GOLD CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                86-0947048
---------------------------------------- ---------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

  #501 - 1775 Bellevue Avenue, West Vancouver, British Columbia Canada V7V 1A9
---------------------------------------------------------------------- ---------
          (Address of principal executive offices)                    (Zip Code)

                                 (604) 925-5257
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            102 Donaghy Avenue, North Vancouver, B.C., Canada V7P 2L5
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 25,980,400 shares outstanding as of October 4, 2003.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No

                               PATRIOT GOLD CORP.
                                      INDEX





Part I.  Financial Information

   Item 1.    Unaudited Interim Financial Statements:

              Balance Sheets

                Statements of Operations

              Statements of Cash Flows

              Notes to the Financial Statements

   Item 2.    Management's Discussion and Analysis
                       or Plan of Operation

   Item 3.    Controls and Procedures

Part II.  Other Information

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of matters to a vote of Security Holders

   Item 5.    Other information

   Item 6.    Exhibits and reports on Form 8-K

Signatures

                                     PART I

Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT

Patriot Gold Corp.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of Patriot Gold Corp. (a development stage company) as of August 31, 2003, and the related statement of operations for the three months ended August 31, 2003 and 2002 and the statement of cash flows for the three month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Patriot Gold Corp. (a development stage company) as of May 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated August 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of May 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at May 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of August 31,  2003,  and for the three  months  then  ended,  the  Company  has continued to suffer recurring losses from operations and still has no established source of revenue at August 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
October 8, 2003

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 August 31,           May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          337,109  $                -
    Receivables                                                                             458                   -

Other Assets:
    Mine Development Costs                                                               15,747                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          353,314  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           35,180  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      13,500,000 and 0 shares issued at August 31, 2003
      and May 31, 2003                                                                   13,500                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 10,260,400 and 15,230,400 shares at
    August 31, 2003 and May 31, 2003                                                     10,260              15,230
  Paid-In Capital                                                                       557,858              45,810
  Currency Translation Adjustment                                                        (1,672)             (4,274)
  Development Stage Deficit                                                            (220,730)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         318,134             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          353,314  $                -
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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                    For the Three Months            June 1, 2000
                                                                            Ended                   Inception of
                                                                         August 31,                 Development
                                                              ---------------------------------
                                                                   2003              2002              Stage
                                                              ---------------   ---------------  ------------------
Revenues                                                      $             -   $             -  $                -
Cost of Revenues                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

Gross Margin                                                                -                 -                   -

Expenses:
   Selling & Marketing                                                  1,121                 -               1,121
   General & Administrative                                           189,866             1,200             219,609
                                                              ---------------   ---------------  ------------------

Net Loss from Operations                                             (190,987)           (1,200)           (220,730)

Other Income (Expense)
   Interest, Net                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

     Net Loss                                                 $      (190,987)  $        (1,200) $         (220,730)
                                                              ===============   ===============  ==================


Basic & Diluted loss per
    Share                                                     $         (0.02)  $             -
                                                              ===============   ===============

Weighed Average Shares
    Outstanding                                                    10,746,550        15,230,400
                                                              ===============   ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (190,987) $           (1,200) $         (220,730)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    2,602                 127              14,836
   Compensation Expense of Stock Options                            141,103                   -             141,103
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (458)                  -                (458)
   Increase (Decrease) in Accounts Payable                           21,121                (677)             28,790
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (13,119)             (1,750)            (22,959)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Mine Development Costs                                              (15,747)                  -             (15,747)
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Investing Activities                             (15,747)                  -             (15,747)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  365,975                   -             365,975
Proceeds from Contributed Capital                                         -               1,750               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         365,975               1,750             375,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         337,109                   -             337,109
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         337,109  $                -  $          337,109
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During June and July 2003 the Company granted 2,115,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.03 per share. Consulting expense of $141,103 was recorded.

         On June 11, 2003, the Company issued 13,500,000 shares of preferred stock to its president for services rendered. Consulting expense of $13,500 was recorded.

         On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock.













   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Patriot Gold Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of August 31, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $221,000 for the period from June 1, 2000 (inception of development stage) to August 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placement which closed in July 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, acquiring interests in various mining opportunities and the success of its current mining operations.

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Operations and Going Concern (Continued)

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

Nature of Business

         The Company has no products or services as of August 31, 2003. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage.

         The Company has recently decided to become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign Currency Translation

         The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

         Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for August 31, 2003 and 2002 and are thus not considered.

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

Stock Options

         The Company has adopted SFAS No. 123, "Stock Option and Purchase Plans", which establishes standards for reporting compensation expense for stock options that have been issued. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended August 31, 2003.

NOTE 2 - INCOME TAXES

         As of August 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $262,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of August 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 5 - STOCK OPTIONS / WARRANTS

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

          On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of August 31, 2003, 2,115,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.03 per share. Compensation expense of $141,103 has been recorded in connection with the granting of the stock options.

         On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 5 - STOCK OPTIONS / WARRANTS

         The following table sets forth the options and warrants outstanding as of August 31, 2003 and May 31, 2003:

                                                                                    August 31,              May 31,
                                                                                       2003                  2003
                                                                                -------------------    -----------------
Options & warrants outstanding, beginning of year                                                 -                    -

         Granted                                                                          3,515,000                    -
         Expired                                                                                  -                    -
         Exercised                                                                                -                    -
                                                                                -------------------    -----------------
Options & warrants outstanding, end of year                                               3,515,000                    -
                                                                                ===================    =================

Exercise price for options & warrants outstanding, end of year                        $.05 to $1.55                    -
                                                                                ===================    =================

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

         On June 12, 2003, the previous President of the Company, returned 5,320,000 (700,000 pre split) shares of common stock to the Company.

         On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for cash. Shares were issued for $1.05 per share.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)
NOTE 7 - PREFERRED STOCK

         The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001.

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

         On June 11, 2003, the Company issued 13,500,000 Series A shares of preferred stock to its president for services rendered and recorded $13,500 in consulting expenses. The Series A shares have non-cumulative dividends of 7% of the redemption price when declared by the Board.

NOTE 8 - STOCK SPLIT

         On June 17, 2003, the Company approved a forward split at a rate of one for seven and six- tenths so that each share of common stock will be equal to
7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

NOTE 9 - SUBSEQUENT EVENTS

         On September 2, 2003, the Company's previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock

         On September 2, 2003, the Company amended its 2003 Stock Option Plan to increase the number of options to 5,546,000 and issued 400,000 in additional stock options with an exercise price of $.05. Consulting expense of $741,920 will be recorded as a result of these stock options. Also, in September of 2003, 1,825,000 options were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2003 Form 10-KSB filed by us with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a resource exploration company with a mission to discover and develop significant gold assets, with our primary focus being the region of the Americas. Our anticipated plan of acquiring, exploring, and if warranted and feasible, developing natural resource properties has begun. Although natural resource exploration and development requires significant capital and our assets and resources are limited, we have been able to execute an agreement to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, Inc., a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada. Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study.

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we decided to invest in this particular project. This decision was based on information that was provided by the vendor of the project and by information collected by our experts through independent due diligence, and included at least the following:

-        A description of the project and the location of the property;
-        The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
-        The estimated cost of any geophysical work contemplated; and
- The estimated acquisition costs, exploration costs and development costs of the property.

In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003 the company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a GPS controlled ground magnetics survey was scheduled for later that month. Since then, the work indicated has been completed and we are awaiting results from this initial exploration program. Although no data has been received from the consultants working on the property, comments from them have been favorable and it is anticipated that a decision regarding a drill program will be made at the end of the second or third quarter.

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

RESULTS OF OPERATIONS

During the three months ended August 31, 2003, we incurred a net loss of $190,987compared to a net loss of $1,200 for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operation. Currently we are engaged in the first phase work program on our Nevada property which consists of ground magnetics and CSAMT geophysics.


REVENUES

We had no revenues for the quarter ended August 31, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended August 31, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended August 31, 2003 and 2002, were $190,987 and $1,200, respectively. The increase in G&A expenses from 2002 to 2003 is largely attributable to compensation expense in connection with the issuance of stock and stock options of $13,500 and $141,103, respectively and general and administrative expenses related to the the implementation of our business plan to acquire a small interest in a mining exploration project of $36,384.


LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of August 31, 2003 reflects assets of $353,314 consisting of cash of $337,109 and mining development costs of $15,747 and total liabilities consisting of accounts payable of $35,180.

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

We will require additional capital to fund our operations. Although as a result of the private issuance in April 2003 of 350,000 shares and warrants exercisable we generated gross proceeds of $367,500, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of May 31, 2003 we had no cash available and accounts payable of $14,059. As a result of the private placement, which was closed in July 2003, we generated gross proceeds of $367,500. Management believes that the gross proceeds of $367,500 generated from the private placement, which closed in July 2003, will be sufficient to continue our planned activities for the remainder of the current fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, on or before July 25, 2004 we are required to incur no less than $75,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 3.  Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and principal financial officer completed their evaluation.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any pending legal proceedings nor are we aware of any pending or contemplated proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 2.  Changes in Securities.

On July 25, 2003 we issued 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants. This private offering generated gross proceeds of $367,500. The proceeds will be used for working capital. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock.

As of September 2, 2003, we executed and delivered an agreement with Bruce Johnstone, a former officer and director, whereby the 13,500,000 shares of Series A 7% Redeemable Preferred Stock held by Mr. Johnstone were exchanged for 13,500,000 shares of our common stock. There was no additional consideration between the parties for such exchange; however, Mr. Johnstone agreed to consider transferring an aggregate of 9,000,000 shares of his common stock to our current directors. We agreed to file a registration statement covering the shares of common stock held by Mr. Johnstone prior to December 31, 2003 and in the next registration statement we prepare if filed prior to such date. As a result of this transaction, we have no preferred stock outstanding.

Item 3.  Defaults upon Senior Securities.   None.

Item 4.    Submission of matters to a vote of Security Holders.        None.

Item 5.   Other information.

The Board approved an increase of an additional 3,000,000 shares available for issuance under our Stock Option Plan.

Item 6.   Exhibits and reports on Form 8-K.

(a)      Exhibits.


         Exhibit 4.7 - Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone.

         Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K dated June 12, 2003 under Item 1 regarding the issuance of the Series A 7% Redeemable Preferred Stock and under Item 5 regarding the filing of an amendment to the Registrant's Articles of Incorporation, the cancellation of 700,000 shares of common stock, the 1:1.76 split and the increase in the members of the Board. The Registrant filed a Current Report on Form 8-K dated July 21, 2003 under Item 5 regarding the appointment of Ronald C. Blomkamp as the Registrant's sole officer, the resignation of Bruce Johnstone and the consummation of the private placement 350,000 shares of common stock, 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:   October 14, 2003               By:     /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer