Form 10QSB
period 2003-11-30
PATRIOT GOLD CORP
filed 2004-01-14
CIK 1080448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                      For the Quarterly Period Ended November 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           86-0947048
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   #501-1775 Bellevue Avenue, West Vancouver, British Columbia Canada V7V 1A9
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                 (604) 925-5257
              (Registrant's telephone number, including area code)


        ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $0.001 par value, 27,719,400 shares outstanding as of January 13, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                               PATRIOT GOLD CORP.
                                      INDEX




Part I.  Financial Information

   Item 1.    Unaudited Interim Financial Statements:

              Balance Sheets


                Statements of Operations


                Statements of Cash Flow





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

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of matters to a vote of Security Holders

   Item 5.    Other information

   Item 6.    Exhibits and reports on Form 8-K

Signatures

Certification Pursuant to 18 U.S.C. Section 1350

Certification Pursuant to 18 U.S.C. Section 302

                                     PART I

Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT

Patriot Gold Corp.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of Patriot Gold Corp. (a development stage company) as of November 30, 2003, and the related statement of operations for the three and six months ended November 30, 2003 and 2002 and the statement of cash flows for the six month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of May 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at May 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of November 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at November 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
January12, 2004

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,          May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          715,651  $                -
    Receivables                                                                             675                   -

Other Assets:
    Mine Development Costs                                                               42,757                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          759,083  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           16,534  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at November 30, 2003
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,699,400 and 15,230,400 shares at
    November 30, 2003 and May 31, 2003                                                   27,699              15,230
  Paid-In Capital                                                                     4,585,225              45,810
  Stock Subscription Receivable                                                      (2,345,750)                  -
  Currency Translation Adjustment                                                             -              (4,274)
  Development Stage Deficit                                                          (1,483,543)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         742,549             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          759,083  $                -
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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Development
                                 --------------------------------- ---------------------------------
                                       2003             2002             2003             2002               Stage
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
    Selling & Marketing                          -               -                 -               -                   -
   General & Administrative              1,262,813          13,625         1,453,800          14,825           1,483,543
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,262,813)        (13,625)       (1,453,800)        (14,825)         (1,483,543)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,262,813)$       (13,625)$      (1,453,800)$       (14,825)  $      (1,483,543)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.05)$             - $           (0.08)$             -
                                 ================= =============== ================= ===============


Weighed Average Shares
    Outstanding                         25,593,499      15,504,000        18,186,094      15,504,000
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (1,453,800) $          (14,825) $       (1,483,543)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          1,380,659                   -           1,380,659
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (675)                  -                (675)
   Increase (Decrease) in Accounts Payable                            2,475                 (75)             10,144
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (53,567)             (1,970)            (63,407)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Mine Development Costs                                              (42,757)                  -             (42,757)
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Investing Activities                             (42,757)                  -             (42,757)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  811,975                   -             811,975
Proceeds from Contributed Capital                                         -               1,970               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         811,975               1,970             821,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         715,651                   -             715,651
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         715,651  $                -  $          715,651
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Development
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During 2003, the Company granted 3,735,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $1,380,659 was recorded.

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

         On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.





   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Patriot Gold Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of November 30, 2003 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $1,481,871 for the period from June 1, 2000 (inception of development stage) to November 30, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

Nature of Business

         The Company has no products or services as of November 30, 2003. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. Since June 1, 2000, the Company has ceased operations and is in the development stage.

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

Loss per Share

         Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for November 30, 2003 and 2002 and are thus not considered.

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three and six months ended November 30, 2003 and 2002.

NOTE 2 - INCOME TAXES

         As of November 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,524,625 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of November 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

          On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of November 30, 2003, 3,735,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. Compensation expense of $1,380,659 has been recorded in connection with the granting of the stock options.

         On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock.

         On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 5 - STOCK OPTIONS / WARRANTS (Continued)

years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

         The following table sets forth the options and warrants outstanding as of November 30, 2003 and May 31, 2003:

                                                                                    November 30,            May 31,
                                                                                        2003                  2003
                                                                                --------------------    ----------------
Options & warrants outstanding, beginning of year                                                  -                   -

         Granted                                                                           8,591,000                   -
         Expired                                                                                   -                   -
         Exercised                                                                        (3,075,000)                  -
                                                                                --------------------    ----------------
Options & warrants outstanding, end of year                                                5,516,000                   -
                                                                                ====================    ================

Exercise price for options & warrants outstanding, end of year                  $.05 to $1.55                          -
                                                                                ====================    ================

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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

         On September 2, 2003, the Company's previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock

         During September, October and November 2003, 3,075,000 common shares were issued various directors and consultants in connection with the exercising of stock options. The exercise price ranged from $.05 to $1.50.

         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for cash. Shares were issued for $1.25 per share.

NOTE 7 - PREFERRED STOCK

         The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of November 30, 2003, there are no preferred shares outstanding.

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

         On June 11, 2003, the Company issued 13,500,000 Series A shares of preferred stock to its president for services rendered and recorded $13,500 in consulting expenses. The Series A shares have non-cumulative dividends of 7% of the redemption price when declared by the Board. On September 2, 2003, the Company's previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 8 - STOCK SPLIT

         On June 17, 2003, the Company approved a forward split at a rate of one for seven and six- tenths so that each share of common stock will be equal to
7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

NOTE 9 - CONTINGENT LIABILITIES

         The Company has executed an agreement to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, Inc. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at anytime to discontinue making the payments if the exploration is determined to be unfeasible. As of November 30, 2003, the Company has paid $42,757 in mine development costs.

NOTE 10 - SUBSEQUENT EVENTS

         On December 21, 2003, the Company issued 220,000 in additional stock options with an exercise price of $.75. Consulting expense of $227,304 will be recorded as a result of these stock options. Also, in December 2003, 20,000 options were exercised.

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

OVERVIEW

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we participate in the natural resource industry through the purchase of small interests in producing properties, the purchase of property where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have several properties under option, and are in the early stages of exploring these properties.

An agreement with Minquest, Inc. gives us the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada. We also entered into a letter of intent in November 2003 to purchase a 100% interest in a mining property located in the historic Oatman gold mining district in Nevada.

Minquest Agreement
------------------

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

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and included at least the following:

-    A description of the project and the location of the property;
-    The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
-    The  estimated  cost  of  any  geophysical  work  contemplated;  and
- The estimated acquisition costs, exploration costs and development costs of the property.

In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003 the company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a GPS controlled ground magnetics survey was scheduled for later that month. Since then, a ground magnetics survey and detailed mapping and rock chip geochemical sampling of the western portion of the claim block on the Bruner property has been completed. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger fault-hosted vein system under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer. The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. To the southeast, under gravel cover, is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing.

At the Vernal property, mapping and sampling has been initiated. Poorly exposed sheeted quartz veining in rhyolitic volcanics assayed up to 0.42 oz/ton gold and
0.17 oz/ton silver in initial sampling. The gold/silver ratios indicate we are very high in the hydrothermal system at Vernal and additional mapping and sampling is ongoing.

Letter of Intent
----------------

In November 2003 we executed a letter of intent to purchase a 100% interest in a mining property located in the historic Oatman gold mining district in Arizona. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. A drill indicated estimate has already been established and the deposit remains open along strike which means further drilling may be able to expand this estimate.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed. We are currently in the process of preparing and negotiating the purchase contract for the property.

We will require additional capital to fund our operations. A private placement consummated in November 2003, generated an aggregate of $1,080,000.00 of gross proceeds through the issuance of shares of common stock and warrants, and a further $1,723,650.00 was collected from the exercise of stock options issued under the company's stock option plan. We cannot be certain that any additional financing will be available to us. However, notwithstanding the going concern opinion we have received from our auditors, we believe that the funds that we now have on hand exceed our anticipated obligations for the next 12 months.

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

RESULTS OF OPERATIONS

During the three months ended November 30, 2003, we incurred a net loss of $1,262,813 compared to a net loss of $13,625, for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operations so our net loss for the three months ended November 30, 2002 were as a result of $ 13,625 of expenses incurred during said period. These expenses consisted of professional services and administrative expenses. During the period ending November 30, 2003, we had general and administrative expenses of $1,262,813 and marketing and selling expenses of $0. We expect such expenses to continue.

REVENUES

We had no revenues for the quarter ended November 30, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended November 30, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarter ended November 30, 2003 and 2002 were $1,262,813 and $13,625, respectively. The increase in G&A expenses from 2002 to 2003 is largely attributable to $1,239,556 in consulting fees as a result of the issuance of stock options.


LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of November 30, 2003 reflects assets of $759,083 consisting of $715,651 in cash, $42,757 in mine development costs and $675 in receivables. Total liabilities on the balance sheet as of November 30, 2003 reflect current liabilities of $16,534, consisting of accounts payable.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

During the quarter ended November 30, 2003, $1,710,250 was obtained from the exercise of stock options issued under the company's stock option plan.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of November 30, 2003 we had $715,651 cash available and accounts payable of $16,534. The cash was as a result of the private placement, which was closed in November 2003. Management believes that the gross proceeds of $1,080,000 plus the remaining cash from the private placement we closed in July 2003 (in which we generated $367,500) will be sufficient to continue our planned activities for the remainder of the current fiscal year. In addition, a further $1,723,650.00 was obtained from the exercise of stock options issued under the company's stock option plan. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, on or before July 25, 2004 we are required to incur no less than $75,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 2.  Changes in Securities.

On November 27, 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000. The proceeds will be used for working capital. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

As the Company previously reported, as of September 2, 2003, we executed and delivered an agreement with Bruce Johnstone, a former officer and director, whereby the 13,500,000 shares of Series A 7% Redeemable Preferred Stock held by Mr. Johnstone were exchanged for 13,500,000 shares of our common stock. There was no additional consideration between the parties for such exchange; however, Mr. Johnstone agreed to consider transferring an aggregate of 9,000,000 shares of his common stock to our current directors. We agreed to file a registration statement covering the shares of common stock held by Mr. Johnstone prior to December 31, 2003 and in the next registration statement we prepare if filed prior to such date. As a result of this transaction, we have no preferred stock outstanding.

During the three months ended November 30, 2003, an aggregate of 3,075,000 options were exercised at exercise prices ranging from $.05 to $1.50 per share, generating $1,723,650.00 to the Company. All these options were issued in accordance with the Company's stock option plan.

Item 3.  Defaults upon Senior Securities.   None.

Item 4.    Submission of matters to a vote of Security Holders.        None.

Item 5.   Other information.


Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits.

     Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:   January 13, 2004               By      /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer