Form 10QSB
period 2004-02-29
PATRIOT GOLD CORP
filed 2004-04-09
CIK 1080448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended February 29, 2004
                                                -----------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

             Nevada                                         86-0947048
-----------------------------------------   ------------------------------------
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

Common Stock, $0.001 par value, 27,939,400 shares outstanding as of April __, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                               PATRIOT GOLD CORP.
                                      INDEX


                                                                            Page

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

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

  Signatures

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                February 29,          May 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        3,105,509  $                -
    GST Receivables                                                                       1,098                   -
    Prepaid Expenses                                                                      1,582                   -

Other Assets:
    Mine Development Costs                                                              162,454                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        3,270,643  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           30,054  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at February 29, 2004
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,939,400 and 15,230,400 shares at
    February 29, 2004 and May 31, 2003                                                   27,939              15,230
  Paid-In Capital                                                                     5,667,572              45,810
  Currency Translation Adjustment                                                             -              (4,274)
  Development Stage Deficit                                                          (2,413,840)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       3,240,589             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        3,270,643  $                -
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

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Nine Months            June 1, 2000
                                               Ended                             Ended                   Inception of
                                   February 29,     February 28,     February 29,     February 28,        Development
                                       2004             2003             2004             2003               Stage
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
    Selling & Marketing                          -               -                 -               -                   -
   General & Administrative                930,297           1,400         2,384,097          16,225           2,413,840
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                  (930,297)         (1,400)       (2,384,097)        (16,225)         (2,413,840)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $        (930,297) $       (1,400) $     (2,384,097) $      (16,225)  $      (2,413,840)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.03) $            - $           (0.10) $            -
                                 ================= =============== ================= ===============


Weighed Average Shares
    Outstanding                         27,854,785      15,230,400        24,930,951      15,230,400
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Development
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (2,384,097) $          (16,225) $       (2,413,840)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          2,277,646                   -           2,277,646
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                (1,098)                  -              (1,098)
   (Increase) Decrease in Prepaid Expenses                           (1,582)                  -              (1,582)
   Increase (Decrease) in Accounts Payable                           15,995                 723              23,664
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (75,362)             (2,572)            (85,202)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Mine Development Costs                                             (162,454)                  -            (162,454)
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Investing Activities                            (162,454)                  -            (162,454)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                3,343,325                   -           3,343,325
Proceeds from Contributed Capital                                         -               2,572               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       3,343,325               2,572           3,353,165
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       3,105,509                   -           3,105,509
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       3,105,509                   $  $        3,105,509
                                                                                              -
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Development
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

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

Interim Reporting

         The unaudited financial statements as of February 29, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations fthe three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "goin concern". The Company has incurred net losses of $2,414,000 for the period from June 1, 2000 (inception of development stage) to February 29, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

Nature of Business

         The Company has no products or services as of February 29, 2004. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich m Since June 1, 2000, the Company has ceased operations and is in the development stage.

         In June 2003, Management decided to change the direction of the Company and has decided to become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

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

Loss per Share

         Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for February 29, 2004 and February 28, 2003 and are thus not considered.

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

Stock Options

         The Company has adopted SFAS No. 123, "Stock Option and Purchase Plans", which establishes standards for reporting compensation expense for stock options that have been i The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three and nine months ended February 29, 2004 and February 28, 2003.

NOTE 2 - INCOME TAXES

         As of February 29, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,414,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of February 29, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

          On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of February 29, 2004, 5,020,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. Compensation expense of $2,277,646 has been recorded in connection with the granting of the stock options.

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

         The following table sets forth the options and warrants outstanding as of February 29, 2004 and May 31, 2003:

                                                                                    February 29,            May 31,
                                                                                        2004                  2003
                                                                                --------------------    ----------------
Options & warrants outstanding, beginning of year                                                  -                   -

         Granted                                                                           9,876,000                   -
         Expired                                                                                   -                   -
         Exercised                                                                        (3,315,000)                  -
                                                                                --------------------    ----------------
Options & warrants outstanding, end of year                                                6,561,000                   -
                                                                                ====================    ================

Exercise price for options & warrants outstanding, end of year                  $.05 to $1.55                          -
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

         On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for $367,500 in cash. Shares and warrants were issued for $1.05 per share.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

         On September 2, 2003, the Company's previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock

         During September, October and November 2003, 3,075,000 common shares were issued to various directors and consultants in connection with the exercising of stock options for $1,710,225 in cash. The exercise price ranged from $.05 to $1.50.

         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for $1,080,000 in cash. Shares and warrants were issued for $1.25 per share.

         During the quarter ending February 29, 2004, 240,000 common shares were issued in connection with the exercising of stock options for cash of $185,600. The exercise price ranged from $.75 to $1.03.

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

         A holder of Series A Preferred has the right to one vote per share in the case of matters provided for in the General Corporation Law of the State of Nevada or the Amended and Restated Articles of Incorporation or Bylaws to be voted on by the holders of the Series A Preferred Sas a separate class. In the case of matters to be voted on by the holders of Common Stock and the holders of Series A Preferred voting together as a single class, each share of Series A Preferred, has full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock.

                               PATRIOT GOLD CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 7 - PREFERRED STOCK (Continued)

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

NOTE 8 - STOCK SPLIT

         On June 17, 2003, the Company approved a forward split at a rate of one for seven and six- tenths so that each share of common stock will be equal to
7.6 shares. All references to shares ithe accompanying financial statements have been adjusted for the stock split.

NOTE 9 - CONTINGENT LIABILITIES

         The Company has executed an agreement to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, Inc. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any pwe will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at anytime to discontinue making the payments if the exploration is determined to be unfeasible. As of February 29, 2004, the Company has paid $162,454 in mine development costs.

NOTE 10 - SUBSEQUENT EVENTS

         On March 5, 2004, the Company issued 220,000 in additional stock options with an exercise price of $.75. Consulting expense of $409,904 will be recorded as a result of these stock options.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2003 Form 10-KSB filed by us with the Securities and Exchange Commission. Given the fact that our shares are "penny stocks", the safe harbor of the Reform Act does not apply to forward-looking statements made by us or with our approval.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. Our primary focus in the natural resource sector is gold. Although not opposed to considering alternative mineral types, because of the current strong price of gold, it presents the best value for our shareholders when considering the risk reward ratio of exploration costs and return from minerals recovered.
Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.
With this in mind, we have to this date identified and secured two properties in the Walker Lane area of Nevada, and are working to acquire a property in the historic Oatman mining district of Arizona. The property is located some 5 miles northwest to the town of Oatman, with Kingsman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north.
With adequate funding to meet all our obligations on our current projects, as well as those of any that are currently under review for acquisition, and a highly qualified and well motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months. With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we feel that we have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and included at least the following:

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

An agreement with Minquest, Inc. signed in July 2003 gives us the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada. We also entered into a letter of intent in November 2003 to purchase a 100% interest in a mining property located in the historic Oatman gold mining district in Nevada.

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

In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003 the company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a Global Positioning System geophysical survery conducted on the ground was scheduled for later that month. Such a survey measures the magnetic variations within the underlying rocks. Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. A fault, which is a break in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken. The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. To the southeast, under gravel cover (where there is no exposure of rock at the surface), is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface.

At the Vernal property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) has been initiated. Mapping is the process where. Poorly exposed narrow masses of rock intersecting other rocks and filling inclined or vertical fractures with quartz minerals (quartz veining) in volcanic rock that has been sampled and submitted to a chemical laboratory for analysis. Some assays indicated up to 0.42 oz/ton gold and 0.17 oz/ton silver in initial sampling. The gold/silver ratios indicate at Vernal we are very high in the process by which an area of rock has been altered by hypothermal (hot water) fluids that have come up along fractures and faults in the rock (hydrothermal system). These fluids are often enriched in minerals. Additional mapping and sampling is ongoing.
Letter of Intent

In November 2003 we executed a letter of intent to purchase a 100% interest in a mining property located in the historic Oatman gold mining district in Arizona. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily Reverse Circulation (RC) drilling which was done over twenty years ago. RC drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks.

A drill indicated estimate has already been established and the deposit remains open along strike. This implies that an estimate has been made as to the quantity of mineralization underlying the area that has been drilled, and that mineralization may continue along in the direction of the already identified mineralization, but past the boundary where drilling stopped.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed.

On February 19, 2004, we executed a formal agreement to purchase the property for $350,000. We deposited $25,000 with the title company as escrow agent and three months after signing are required to deposit an additional $25,000 deposit. When the escrow agent receives signature pages from the 10 sellers, the initial $25,000 deposit shall be delivered to the seller. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 belongs to the seller. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 is due to the seller.

During the 6 month period after the signing of the definitive agreement we have the right to conduct our due diligence on the property and if we decide not to proceed we have to give the Seller and escrow agent notice no less than 10 days prior to the 6-month anniversary of our intention not to close. During this period we can not perform mining operations or remove any ore from the proprety, but we are able to perform exploration activities which include, but are not limited to, sampling and drilling. We are responsible for all costs and expenses associates with the purchase of the property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we have concluded our analysis and have determined that it is feasible to close on the purchase of the property, doing so will give us full rights to begin mining operations.

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

Over the next 12 months we should have three work programs underway. Improving weather has allowed us to resume exploration of our Bruner and Vernal properties in Nevada.

Interpretation of a CSMT geophysical survey confirms the presence of a major northwest trending structural zone at Bruner. Ground magnetics had indicated the presence of such a structure under gravel cover. The CSMT survey has identified a 500m by 700m area of complex structural intersections in altered and possibly mineralized rocks. Depth of the anomaly is 20 to 100m. A drilling plan is currently being developed and permitted. Drilling at Bruner should commence by early summer.

At the Vernal property, mapping and sampling is 50% completed in the area of poorly exposed sheeted quartz veining in rhyolitic volcanics that assayed up to
0.42 oz/ton gold and 0.17 oz/ton silver in initial sampling. This work is scheduled to be completed by May 1, weather permitting. Trenching ( the digging of a long deep channel using a back hoe) or shallow auger drilling is planned as the next step in the exploration process.

On the Moss property in Arizona, based on previous geological data obtained by work programs done by previous owners in the past, a $200,000 drill program has been developed and will be initiated as soon as work crews and equipment can be secured.

RESULTS OF OPERATIONS

       For the quarter ended February 29, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

       The Company had no sales and sales revenues from continuing operations for the three and nine months ended February 29, 2004 and no sales for the three and nine months ended February 28, 2003 from continuing operations.

       The Company had no selling and marketing expenses from continuing operations for the three and nine months ended February 29, 2004 and the three and nine months ended February 28, 2004. General and administrative expenses were $930,297 and $2,384,097 for the three and nine months ended February 29, 2004 and $1,400 and $16,225 for the three and nine months ended February 28, 2003. The increase in general and administrative expenses from 2003 to 2004 is largely attributable to $2,136,543 in consulting fees as a result of the issuance of stock options. We expect such expenses to continue in the future.

       The Company recorded a net loss from continuing operations of $930,297 and $2,384,097 for the three and nine months ended February 29, 2004 compared to a net loss of $1,400 and $16,225 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreement with Minquest. Which up until that point we had no operations.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of February 29, 2004 reflects assets of $3,270,643 consisting of $3,105,509 in cash, $162,454 in mine development costs and $2,680 in other current assets. Total liabilities on the balance sheet as of February 29, 2004 reflect current liabilities of $30,054, consisting of accounts payable.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. In November 2003, we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55.

During the three and nine months ended February 29, 2004, $185,600 and $3,343,325 was obtained from a private placement and from the exercise of stock options issued under the company's stock option plan.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of February 29, 2004 we had $3,105,509 in cash available and accounts payable of $30,054. The cash was as a result of the private placement in which the Company received $1,447,500 and from the exercise of stock options from which the Company received $1,895,825. Management believes that the gross proceeds from the private placement will be sufficient to continue our planned activities for the next 12 months.

However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, on or before July 25, 2004 we are required to incur no less than $75,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects identified by our directors resulting from their ongoing efforts to find quality projects for our shareholders.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. We currently have no arrangements, agreements or understandings with respect to obtaining funds through bank loans, lines or credit or other sources. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should be unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 3.  Controls and Procedures.

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

Based on his evaluation as of February 29, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    PART II -OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not involved in any pending legal proceedings nor are we aware of any pending or contemplated proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 2. Changes in Securities. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of matters to a vote of Security Holders. None.

Item 5. Other information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

       Exhibit 10.1 - Property agreement dated as of February 19th, 2004 between Patriot Gold Corp. and the Tierra Natal Revocable Trust et al.

       Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        PATRIOT GOLD CORP.

Date:    April 8, 2004                  By     /s/ Ronald C. Blomkamp
                                               -----------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer