Form 10KSB/A
period 2003-05-31
PATRIOT GOLD CORP
filed 2004-05-14
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


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




                          #501 - 1775 Bellevue Avenue,
                     West Vancouver, British Columbia Canada
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)




                                 (604) 925-5257
                             ----------------------
                           (Issuer's telephone number)



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

Total revenues for fiscal year ended May 31, 2003: $0


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended May 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 26, 2003 the filing date of our Annual Report on Form 10KSB for the year ended May 31, 2003. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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




On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered an exploration state company. Our office is currently located #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9. The telephone number is (604) 925-5257. We maintain a website at www.patriotgoldcorp.com. Information contained on our website does not form part of our prospectus.

Mr. Manfred Schultz and Mr. Gerald Hinkley were our sole officers and directors from inception in November 1998, until they resigned on October 31, 2002. During such time, Messrs. Schultz and Hinkley were responsible for maintaining the company in compliance with all SEC and other rules and regulations and for finding a suitable business opportunity to acquire or merge with the company. On October 20, 2002, Mr. Bruce Johnstone was appointed to the board of directors and as an officer. On October 31, 2002, Mr. Manfred Schultz and Mr. Gerald Hinkley resigned as directors and officers of the company. The resignations were offered for personal reasons and not for any disagreement with management of the company or its policies. Both resigning directors and the company parted ways on good terms.

In June 2003, we filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing the name of our company and authorizing the issuance of preferred stock. On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our director and officer, in consideration for his services; this issuance having been previously approved by a vote of both the Board of Directors and the majority stockholders. Each Series A 7% Redeemable Preferred Share has the right to vote with the common shares on all matters requiring stockholder vote, including without limitation the election of directors. Mr. Johnstone received the shares in lieu of cash compensation for the services he provided to us. These services included, without limitation, the determination to transform the company from the then business of ostrich meat production to the current business activity of resource exploration and ensuring that the company would maintain its corporate existence. During this process, Mr. Johnstone was responsible for finding and securing qualified directors for the board, which made up the new management team for the company. Along with this he was also responsible for arranging and closing our July 2003 private placement financing. These funds provided the necessary funding to secure the first resource exploration projects which Mr. Johnstone established when he signed the Letter of Intent with Minquest Inc. on June 27, 2003.

On June 13, 2003, two stockholders returned a total of 700,000 shares of common stock to us for cancellation. Given the fact that said individuals were no longer affiliated with the company, at our request they agreed to return 70% of their holdings in the company. We determined that having them maintain 30% of their initial holdings in the company was adequate consideration for the four years' of services which they had performed. Since Messrs. Schultz and Hinkley were satisfied with our business plan to make the company a natural resource exploration company, they did not request any consideration for the return of their shares. On June 17, 2003, each issued and outstanding share of common stock was forward split at a rate of one for seven and six-tenths (1:7.6) so that each share of common stock became equal to 7.6 shares.


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

Minquest Agreement

An agreement with Minquest, Inc. gives us the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada. We also entered into a letter of intent in November 2003 to purchase a 100% interest in a mining property located in the historic Oatman gold mining district. The property is located some 5 miles northwest to the town of Oatman, with Kingsman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north.

Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount that shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study.

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

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

In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003 the company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a Global Positioning System geophysical survery conducted on the ground was scheduled for later that month. Such a survey measures the magnetic variations within the underlying rocks. Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. A fault, which is a break in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken. . The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. To the southeast, under gravel cover (where there is no exposure of rock at the surface), is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface.

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

Letter of Intent

In November 2003 we executed a letter of intent to purchase a 100% interest in a mining property located in the historic Oatman gold mining district. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. A drill indicated estimate has already been established and the deposit remains open along strike which means further drilling may be able to expand this estimate.

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

Seller has delivered to us certain information about the property, including [engineering reports, site plans]. During the 6 month periodafter the signing of the definitive agreement we have the right to conduct our due diligence on the property and if we decide not to proceed we have to give the Seller and escrow agent notice no less than 10 days prior to the 6-month anniversary of our intention not to close. During this period we can not perform mining or remove any ore from the proprety. We are responsible for all costs and expenses associates with the purchase of the property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we have concluded our analysis and have determined that it is feasible to close on the purchase of the property, doing so will give us full rights to begin mining operations.

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, a further $1,723,650.00 was obtained from the exercise of stock options issued under the company's stock option plan. With the funds currently held by the company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects..

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

We feel that our competitive position compared to other resource exploration companies is quite good. Many junior resource companies generally have very little available capital for securing properties of merit, and also lack the necessary capital required to start or carry on a work program that would be needed to advance the property. These work programs can cost many hundreds of thousands of dollars, and can sometimes even run into the millions. On a relative basis, having raised over $3 million dollars through private placements and the exercise of options, we are now funded with the necessary capital to compete for even the most desirable properties and the resources to implement work programs on the properties that we have secured. With our qualified and experienced board of directors and group of consultants, who between them have over 90 years of direct experience working in the geology, mining, and related financial sectors, we have an outstanding management team that can appraise each opportunity so as to obtain the best value for our shareholders investment. Many junior resource companies feel themselves lucky to have only one such expert on their board, let alone three, and with the addition of our consulting geologist, we have four veteran resource experts who have experience working at and in many cases leading exploration projects and mining development projects in many locations all around the globe. We feel this positions us favorably in front of most other junior resource exploration and mining companies.

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

Item 2.  Description of Property.

We do not lease or own any real property. We currently maintain our corporate office at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada V7V 1A9. This office space is an office sharing arrangement being provided as an accommodation to us by our former officer - where we can receive mail and perform other minimal corporate functions. As our business operations grow, it will be necessary for us to seek appropriate individual office space. Management believes suitable office space will be available when it is needed.


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

Set forth below is certain information as of May 31, 2003 regarding equity compensation plans that have not been approved by our stockholders. The numbers indicated below reflect the one for seven and six-tenths (1:7.6) forward split.

Equity compensation plans not approved by stockholders

                                     Number of securities to be   Weighted average exercise
                                      issued upon exercise of        price of outstanding      Number of securities
              Plan Category        outstanding options, warrants           options,          remaining available for
                                             and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------

       2003 Stock Option Plan                2,546,000                       N/A                    2,546,000

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS


The matters discussed in this section and in certain other sections of this Form 10-KSB/A contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:


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


Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB/A.

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured several properties in the Walker Lane area of Nevada, and are working to acquire a property in the historic Oatman mining district of Arizona. With adequate funding to meet all our obligations on our current projects, as well as those of any that are currently under review for acquisition, and a highly qualified and well motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.


RESULTS OF OPERATIONS


During the previous twelve months, we have not been engaged in any business activity. While in the past, we have been investigating possible opportunities with the intent to acquire and merge with one or more business ventures, we have recently decided to become involved in the natural resource exploration and development industry.


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


LIQUIDITY AND CAPITAL RESOURCES


We remain in the exploration state and, as of May 31, 2003 have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of May 31, 2003 reflects no assets and total liabilities consisting of accounts payable of $14,059.


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


Robert A. Sibthorpe has been a director since June 23, 2003, and is an exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. Since the beginning of 2003 he has acted as an independent consultant and director. From March 2003, to November 2003 Mr Sibthorpe sat on the Board of Freegold Ventures Corp., a Canadian listed public company, and since June of 2001 has provided independent consulting services to Rare Earth Metals Corp., another Canadian listed public company. From January 2003 to March 2003 Mr. Sibthorpe was involved with project generation and review for Olympus Pacific Minerals Ltd., a company listed on the Toronto Venture Exchange. From January, 2001 to January of 2003 Mr. Sibthorpe acted as Senior Vice President of Business Development in Vancouver for Ivanhoe Mines Ltd., a Toronto Stock Exchange listed public company and mid-tier copper and iron ore producer, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a "Small Mines Unit", he was directly responsible for placing into commercial production, an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study level. From May of 1999 to January of 2001 Mr. Sibthorpe was Senior Mining Analyst for Canaccord Capital Corp. (Vancouver), a private Canadian brokerage house. In 1997 and 1998 Mr. Sibthorpe acted as an independent consultant and director based out of Phoenix, Arizona, and from May

1997 to August of 2000 acted as an outside director for InnovaCom Inc., a U.S. public company. Mr. Sibthorpe also acts as a Director for Madison Enterprises, a Toronto listed public company, and has done so since October of 1996. From June of 1986 to September of 1996 Mr. Sibthorpe acted as Director and Senior Analyst Corporate Finance (Canada), working in Toronto and Vancouver for Yorkton Securities Inc., a private brokerage house. From June of 1979 to May of 1986 he worked at Midland Doherty Ltd. as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years, and in 1978 completed an MBA at the University of Toronto.

Robert D. Coale has been a director since June 23, 2003. He is a Professional Engineer with a specialty in the mining sector. With two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota
(1982), he has over 30 years of resource related business and management experience. From November of 1999 to present, Mr. Coale has acted as Senior Project Manager for EFS West, a private company located in Van Nuys, CA. He is responsible for development of natural gas and landfill gas (LFG) reciprocating internal combustion (RIC) engine generator plants from 800 kW to more than 5 MW, and as design engineer for liquefied and compressed natural gas storage and fueling facilities. He was a member of the technical advisory board of Andean American Mining Co., a publicly listed company,from April of 2002 to May of 2003. From April of 1996 to November of 1999 Mr. Coale acted as a consulting Metallurgical/Environmental Engineer. During this time he was also president of

Yuma Copper Corp., a Canadian junior public mining company, and was responsible for managing activities during the exploration for copper oxides and development of three separate properties in the Second Region of Chile. He also acted as a member of the Board of Directors of Francisco Gold Corp., a Canadian publicly listed junior resource exploration company. From September, 1992 to April, 1996 Mr. Coale again acted as a consulting engineer. He was responsible for evaluation of mineral properties worldwide including development of metallurgical processing design and closure plans for industrial and mine sites. He was also responsible for the technical direction and management of a group of engineers, scientists, and technicians involved in landfill and mineral leaching facility design, construction, and construction quality assurance. From August of 1989 to September of 1992 Mr. Coale was Technical Director of Mine Reclamation Corporation, a private company located in Palm Springs, CA. He was responsible for the direction of technical development and environmental permitting of the Eagle Mountain Project, a 20,000 tons per day municipal solid waste-by-rail landfill in Southern California including design and engineering of landfill facilities including liner system, leachate recovery and treatment, and transportation (rail and truck) facilities.


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934


Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file. The Company believes that all reporting persons complied with all Section 16(a) filing requirements for the year ending May 31, 2003.


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

The percentages below are calculated based on 10,260,400 shares of common stock issued and outstanding. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 102 Donaghy Avenue, North Vancouver, B.C., Canada V7P 2L5.

               Officers, Directors,
                  5% Shareholder                  No. of Common Shares            Beneficial Ownership %
                 -----------------                --------------------            ----------------------
         Ronald C. Blomkamp                               -0-                               NA
         Robert A. Sibthorpe                              -0-                               NA
         Robert D. Coale                                  -0-                               NA
         Bruce Johnstone                                  -0-                             NA (1)

         All Directors and executive                      -0-                               NA
         officers as a Group (3 persons)*

----------

(1) Mr. Bruce Johnstone, our former officer and director, is the holder of 13,500,000 Series A 7% Redeemable Preferred Shares, each share having the right to vote with the common shares on all matters requiring a vote of the stockholders. This represents 57.66% of the total issued and outstanding shares of the Company (common and preferred stock combined).

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


We have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Our directors are party to a Shareholders' Agreement pursuant to which they agreed to vote the 3,000,000 shares they each received from Bruce Johnstone for each other. They also agreed not to sell or otherwise dispose of such shares.

There are no promoters associated or involved with the company. We have a single individual who acts as an investor relations person to answer questions received from phone callers. This individual has been compensated by way of stock options under the company stock option plan. We have also hired Shareholder.com, a fulfillment service provider, to collate all requests to the company for investor information and to send out to these requests, an informational pamphlet created by us, and supplied to Shareholder.com for distribution.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.            Description


3.1      Articles of Incorporation of Registrant.*
3.2      Registrant's Restated Articles of Incorporation.**
3.3      By-Laws of Registrant.*
4.1      Specimen common stock Certificate.*
4.2      Form of Class A Warrant****
4.3      Form of Class B Warrant****
4.4      Form of Class C Warrant****
4.5      Form of Class D Warrant****
4.6      Warrant Agreement****
10.1 Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation****
10.2     Stock Option Plan***
24.1     Consent of Robison, Hill & Co.
31 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         * Previously filed with the Company's Form 10SB12g on June 25, 2001, SEC file number 0-32929.
         ** Previously filed as an exhibit to the Company's Information Statement submitted to the SEC on May 21, 2003.
         ***      Previously  filed with the Company's Form S-8 filed on May 30,
                  2002.
         **** Previously filed with the Company's Form 10KSB filed on August 26, 2003.


(b) Reports on Form 8-K. None.

Item 14. Controls and Procedures.


We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.


Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB/A, the principal executive officer and principal financial officer of Patriot Gold Corp. have concluded that Patriot Gold Corp.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


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


                               Patriot Gold Corp.
                                  (Registrant)




Dated: May 7 ,2004                By:  /s/   Ronald C. Blomkamp
      ----------------                ------------------------------------------
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




Dated: May 7,2004                 By:  /s/    Robert A. Sibthorpe
--------------------                   -----------------------------------------
                                       Robert A. Sibthorpe
                                       Director



Dated: May 7, 2004                By:  /s/    Robert D.Coale
---------------------                  -----------------------------------------
                                       Robert D. Coale
                                       Director

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                              MAY 31, 2003 AND 2002

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
May 31, 2003 and 2002......................................................F - 2

Statements of Operations for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
    June 1, 2000 (Inception of Exploration State) to May 31, 2003..........F - 3

Statement of Stockholders' Equity
   Since November 30, 1998 (Inception) to May 31, 2003.....................F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
   June 1, 2000 (Inception of Exploration State) to May 31, 2003...........F - 6

Notes to Financial Statements..............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT

Patriot Gold Corp.
(Formerly Northern Ostrich Corp.)
(An Exploration State Company)

         We have audited the accompanying balance sheet of Patriot Gold Corp. (Formerly Northern Ostrich Corp.) (An Exploration State Company) as of May 31, 2003 and 2002, and the related statements of operations and cash flows for the two years ended May 31, 2003 and 2002 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2003, and the statements of stockholders' equity since November 30, 1998 (inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (Formerly Northern Ostrich Corp.) (An Exploration State Company) as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    -----------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
August 13, 2003

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                            May 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Current Assets - Cash & Cash Equivalents                                     $                -  $                -
                                                                             ------------------  ------------------

Total Assets:                                                                $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           14,059  $            6,816
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at May 31, 2003 and 2002                                               -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 15,230,400 shares at
    May 31, 2003 and 2002                                                                15,230              15,230
  Paid-In Capital                                                                        45,810              41,838
  Currency Translation Adjustment                                                        (4,274)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                              (29,743)             (6,441)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (14,059)             (6,816)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
Revenues                                                  $               -  $                -  $                -
Cost of Revenues                                                          -                   -                   -
                                                          -----------------  ------------------  ------------------

Gross Margin                                                              -                   -                   -

Expenses:
   General & Administrative                                          11,215               2,630              17,656
                                                          -----------------  ------------------  ------------------

Net Loss from Operations                                            (11,215)             (2,630)            (17,656)

Other Income (Expense)
   Interest, Net                                                          -                   -                   -
   Currency Exchange, Net                                           (12,087)                  -             (12,087)
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (23,302) $           (2,630) $          (29,743)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $               -  $                -
                                                          =================  ==================











   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               Deficit
                                                                                      Cumulative             Accumulated
                                                                                       Currency                During
                                  Preferred Stock      Common Stock        Paid-In    Translation  Retained  Exploration
                                  Shares Par Value   Shares     Par Value  Capital    Adjustment   Deficit      State      Total
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Balance at November 30, 1998 ...    --     $--            --     $  --     $   --      $   --      $   --      $   --     $   --
(inception)

November 30, 1998 Issuance of
  Stock for services and payment
  of accounts payable ..........    --      --       1,000,000     1,000       --          --          --          --        1,000

April 1, 1999 Issuance of Stock
  for cash pursuant to private
  placement ....................    --      --       1,004,000     1,004     49,196        --          --          --       50,200

Net Loss .......................    --      --            --        --         --          --       (38,305)       --      (38,305)
Currency Translation Adjustment     --      --            --        --         --       (15,996)       --          --      (15,996)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Total Comprehensive Loss .......    --      --            --        --         --       (15,996)    (38,305)       --      (54,301)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Balance at May 31, 1999 ........    --      --       2,004,000     2,004     49,196     (15,996)    (38,305)       --       (3,101)

Retroactive Adjustment for 1:7.6
   Stock Split June 17, 2003 ...    --      --      13,226,400    13,226    (13,226)       --          --          --         --
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Restated Balance May 31, 1999 ..    --      --      15,230,400    15,230     35,970     (15,996)    (38,305)       --       (3,101)

Net Loss .......................    --      --            --        --         --          --        (2,777)       --       (2,777)
Currency Translation Adjustment     --      --            --        --         --          (489)       --          --         (489)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Total Comprehensive Loss .......    --      --            --        --         --          (489)     (2,777)       --       (3,266)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Balance at May 31, 2000 ........    --      --      15,230,400    15,230     35,970     (16,485)    (41,082)       --       (6,367)

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                               Deficit
                                                                                      Cumulative             Accumulated
                                                                                       Currency                During
                                  Preferred Stock      Common Stock        Paid-In    Translation  Retained  Exploration
                                  Shares Par Value   Shares     Par Value  Capital    Adjustment   Deficit      State      Total
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Contributed Capital ............    --     $--            --     $  --     $  3,788    $   --      $   --      $   --     $  3,788

Net Loss .......................    --      --            --        --         --          --          --        (3,811)    (3,811)
Currency Translation Adjustment     --      --            --        --         --           172        --          --          172
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Total Comprehensive Loss .......    --      --            --        --         --           172        --        (3,811)    (3,639)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Balance at May 31, 2001 ........    --      --      15,230,400    15,230     39,758     (16,313)    (41,082)     (3,811)    (6,218)

Contributed Capital ............    --      --            --        --        2,080        --          --          --        2,080

Net Loss .......................            --            --        --         --          --          --        (2,630)    (2,630)
Currency Translation Adjustment     --      --            --        --         --           (48)       --          --          (48)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Total Comprehensive Loss .......    --      --            --        --         --           (48)       --        (2,630)    (2,678)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Balance at May 31, 2002 ........    --      --      15,230,400    15,230     41,838     (16,361)    (41,082)     (6,441)    (6,816)

Contributed Capital ............    --      --            --        --        3,972        --          --          --        3,972

Net Loss .......................            --            --        --         --          --          --       (23,302)   (23,302)
Currency Translation Adjustment     --      --            --        --         --        12,087        --          --       12,087
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------
Total Comprehensive Loss .......    --      --            --        --         --        12,087        --       (23,302)   (11,215)
                                   -----   -----   -----------   -------   --------    --------    --------    --------   --------

Balance at May 31, 2003 ........    --     $--      15,230,400   $15,230   $ 45,810    $ (4,274)   $(41,082)   $(29,743)  $(14,059)
                                   =====   =====   ===========   =======   ========    ========    ========    ========   ========

   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (23,302) $           (2,630) $          (29,743)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Currency translation adjustment                                   12,087                 (48)             12,234
   Increase (Decrease) in accounts payable                            7,243                 598               7,669
   Issuance of common stock for expenses                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (3,972)             (2,080)             (9,840)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash used in investing activities                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from contributed capital                                     3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $30,000 for the period from June 1, 2000 (inception of exploration state) to May 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 30, 1998. On June 11, 2003, the Company changed its name to Patriot Gold Corp.

Nature of Business

         The Company has no products or services as of May 31, 2003. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

         The Company has recently decided to become a natural resource exploration company and will seek opportunities in this field. The Company anticipates engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company is in the exploration state.

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Foreign Currency Translation

         The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

         The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.


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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

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


Stock Based Compensation

         The Company accounts for the fair value of its stock compensation grants in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee or employee.


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

NOTE 3 - EXPLORATION STATE COMPANY/ GOING CONCERN

         The Company has not begun principal operations and as is common with a company in the exploration state, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002
                                   (Continued)

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