Form 10QSB/A
period 2003-08-31
PATRIOT GOLD CORP
filed 2004-05-14
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A
                                 Amendment No. 1



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

Commission file number  000-32919
                        ---------

                               PATRIOT GOLD CORP.
    ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                  86-0947048
------------------------------------------------ -------------------------------
(State or other jurisdiction of incorporation or (I.R.S. Employer Identification
                organization)                                  No.)

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



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)





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


Common Stock, $0.001 par value, 27,939,400 shares outstanding as of April 8, 2004.


Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No

                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No.
333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $15,747 in cost of exploring unproven properties which we previously had capitalized.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 14, 2003, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of matters to a vote of Security Holders

   Item 5.    Other information

   Item 6.    Exhibits and reports on Form 8-K

Signatures

                                     Part I
                             Financial Information

Item 1.    Unaudited Interim Financial Statements:


                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 August 31,           May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          337,109  $                -
    Receivables                                                                             458                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          337,567  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           35,180  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      13,500,000 and 0 shares issued at August 31, 2003
      and May 31, 2003                                                                   13,500                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 10,260,400 and 15,230,400 shares at
    August 31, 2003 and May 31, 2003                                                     10,260              15,230
  Paid-In Capital                                                                       557,858              45,810
  Currency Translation Adjustment                                                             -              (4,274)
  Deficit Accumulated Since Inception of Exploration State                             (238,149)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         302,387             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          337,567  $                -
                                                                             ==================  ==================






   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                    For the Three Months            June 1, 2000
                                                                            Ended                   Inception of
                                                                         August 31,                 Exploration
                                                              ---------------------------------
                                                                   2003              2002              State
                                                              ---------------   ---------------  ------------------
Revenues                                                      $             -   $             -  $                -
Cost of Revenues                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

Gross Margin                                                                -                 -                   -

Expenses:
   Mining Costs                                                        15,747                 -              15,747
   General & Administrative                                           192,659             1,200             222,402
                                                              ---------------   ---------------  ------------------

Net Loss from Operations                                             (208,406)           (1,200)           (238,149)

Other Income (Expense)
   Interest, Net                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

     Net Loss                                                 $      (208,406)  $        (1,200) $         (238,149)
                                                              ===============   ===============  ==================


Basic & Diluted loss per
    Share                                                     $         (0.02)  $             -
                                                              ===============   ===============

Weighed Average Shares
    Outstanding                                                    10,746,550        15,230,400
                                                              ===============   ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (208,406) $           (1,200) $         (238,149)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274                 127              16,508
   Compensation Expense of Stock Options                            141,103                   -             141,103
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (458)                  -                (458)
   Increase (Decrease) in Accounts Payable                           21,121                (677)             28,790
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (28,866)             (1,750)            (38,706)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  365,975                   -             365,975
Proceeds from Contributed Capital                                         -               1,750               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         365,975               1,750             375,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         337,109                   -             337,109
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         337,109  $                -  $          337,109
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During June and July 2003, the Company granted 2,115,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.03 per share. Consulting expense of $141,103 was recorded.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $238,000 for the period from June 1, 2000 (inception of exploration state) to August 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placement which closed in July 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Exploration and Development Costs

         On June 1, 2000, the Company ceased operations and until June 2003 conducted minimal administrative activities. The Company has been in the exploration state since that time and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.


Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the three months ended August 31, 2003.

NOTE 2 - INCOME TAXES

         As of August 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $278,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)


NOTE 4 - MINERAL PROPERTY

         The Company has an agreement with Minquest, Inc. which gives them the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

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

         As of August 31, 2003, $15,747 has been paid for expenditures in exploration of these properties. As these properties are unproven, the $15,747 has been expensed.


NOTE 5 - RELATED PARTY TRANSACTIONS

         As of August 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.


         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 6 - STOCK OPTIONS / WARRANTS

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


         On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock. The warrants were determined to have no value at the time of their issuance.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 6 - STOCK OPTIONS / WARRANTS(Continued)

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

NOTE 7 - COMMON STOCK TRANSACTIONS

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


         On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for cash to Almir Ramic, Paul Uppal and David Langley. Shares were issued for $1.05 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 8 - PREFERRED STOCK

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

NOTE 9 - STOCK SPLIT

         On June 17, 2003, the Company approved a forward split at a rate of one for seven and six- tenths so that each share of common stock will be equal to
7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

NOTE 10 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2003 Form 10-KSB filed by us with the Securities and Exchange Commission. Notwithstanding the foregoing statements, the safe harbor provisions of the Reform Act for forward-looking statements do not apply to us because (and so long as) we are a company that issues penny stock. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.


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

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we need to raise capital, most likely the only method available to us would be through the private sale of our securities. Because of our nature as a exploration state company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

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

RESULTS OF OPERATIONS


During the three months ended August 31, 2003, we incurred a net loss of $206,734 compared to a net loss of $1,200 for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operation. Currently we are engaged in the first phase work program on our Nevada property which consists of ground magnetics and CSAMT geophysics.REVENUES


We had no revenues for the quarter ended August 31, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended August 31, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES


General and Administrative (G&A) expenses for the quarters ended August 31, 2003 and 2002, were $190,987 and $1,200, respectively. The increase in G&A expenses from 2002 to 2003 is largely attributable to compensation expense in connection with the issuance of stock and stock options of $13,500 and $141,103, respectively and general and administrative expenses related to the implementation of our business plan to acquire a small interest in a mining exploration project of $36,384. The stock options were issued to various consultants and were issued at a discounted price. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method.


LIQUIDITY AND CAPITAL RESOURCES


Our balance sheet as of August 31, 2003, reflects assets of $337,567 consisting of cash of $337,109 and and receivables of $458and total liabilities consisting of accounts payable of $35,180.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. On July 25, 2003, we issued 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants. This private offering generated gross proceeds of $367,500. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock.

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

Item 2.  Changes in Securities.

On July 25, 2003, we issued 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants. This private offering generated gross proceeds of $367,500. The proceeds will be used for working capital. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock.

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

                               PATRIOT GOLD CORP


Date:   May 7, 2003                    By:     /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer