Form 10QSB/A
period 2003-11-30
PATRIOT GOLD CORP
filed 2004-05-14
CIK 1080448

--------------------------------------------------------------------------------

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                     86-0947048
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                   No.)

#501-1775 Bellevue Avenue, West Vancouver, British Columbia Canada       V7V 1A9
------------------------------------------------------------------       -------
         (Address of principal executive offices)                     (Zip Code)

                                 (604) 925-5257
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


Common Stock, $0.001 par value, 27,939,400 shares outstanding as of April 8, 2004.


Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $42,747 in cost of exploring unproven properties which we previously had capitalized.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of January 14, 2004, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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

   Item 6.    Exhibits and reports on Form 8-K

Signatures

Certification Pursuant to 18 U.S.C. Section 1350

Certification Pursuant to 18 U.S.C. Section 302

                                     Part I
                             Financial Information

Item 1. Unaudited Interim Financial Statements


                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,          May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          715,651  $                -
    Receivables                                                                             675                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          716,326  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           16,534  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at November 30, 2003
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,699,400 and 15,230,400 shares at
    November 30, 2003 and May 31, 2003                                                   27,699              15,230
  Paid-In Capital                                                                     4,585,225              45,810
  Stock Subscription Receivable                                                      (2,345,750)                  -
  Currency Translation Adjustment                                                             -              (4,274)
  Deficit Accumulated Since Inception of Exploration State                           (1,526,300)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         699,792             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          716,326  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Exploration
                                 --------------------------------- ---------------------------------
                                       2003             2002             2003             2002               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
   Mining Costs                             27,010               -            42,757               -              42,757
   General & Administrative              1,262,813          13,625         1,453,800          14,825           1,483,543
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,289,823)        (13,625)       (1,496,557)        (14,825)         (1,526,300)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,289,823)$       (13,625)$      (1,496,557)$       (14,825)  $      (1,526,300)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.05)$             - $           (0.08)$             -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         25,593,499      15,504,000        18,186,094      15,504,000
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (1,496,557) $          (14,825) $       (1,526,300)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          1,380,659                   -           1,380,659
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (675)                  -                (675)
   Increase (Decrease) in Accounts Payable                            2,475                 (75)             10,144
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (96,324)             (1,970)           (106,164)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  811,975                   -             811,975
Proceeds from Contributed Capital                                         -               1,970               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         811,975               1,970             821,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         715,651                   -             715,651
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         715,651  $                -  $          715,651
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $1,526,300 for the period from June 1, 2000 (inception of exploration state) to November 30, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of November 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,567,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of November 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.


         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. Subsequently, Mr. Johnstone transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe.


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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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


         On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for cash to Almir Ramic, Paul Uppal and David Langley. Shares and warrants were issued for $1.05 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.


         On September 2, 2003, the Company's previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock

         During September, October and November 2003, 3,075,000 common shares were issued various directors and consultants in connection with the exercising of stock options. The exercise price ranged from $.05 to $1.50.


         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for cash to Almir Ramic, Colin Worth and Jill Krucz. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.


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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

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

NOTE 9 - MINERAL PROPERTIES


         The Company has an agreement with Minquest, Inc. which gives them the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.


         In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 9 - MINERAL PROPERTIES (Continued)

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


         In November 2003, the Company entered into an agreement to purchase a 100% interest in a mining property located in the historic Oatman gold mining district. The property is located some 5 miles northwest to the town of Oatman, with Kingsman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north.

         As of November 30, 2003, $42,747 has been paid for expenditures in exploration of these properties. As these properties are unproven, the $42,747 has been expensed.


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

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we need to raise capital, most likely the only method available to us would be through the private sale of our securities. Because of our nature as an exploration state company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

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

RESULTS OF OPERATIONS


During the three months ended November 30, 2003, we incurred a net loss of $$1,289,823compared to a net loss of $13,625, for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operations so our net loss for the three months ended November 30, 2002 were as a result of $ 13,625 of expenses incurred during said period. These expenses consisted of professional services and administrative expenses. During the period ending November 30, 2003, we had general and administrative expenses of $1,262,813 and marketing and selling expenses of $0 and mining costs of $27,010. We expect such expenses to continue.


REVENUES

We had no revenues for the quarter ended November 30, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended November 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES


General and Administrative (G&A) expenses for the three and six months ended November 30, 2003 were $1,262,813 and $1,453,800, respectively, compared to $13,625and $14,825 for the three and six months ended November 30, 2002. The increase in G&A expenses from 2002 to 2003 is largely attributable to $1,239,556 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method.


LIQUIDITY AND CAPITAL RESOURCES


Our balance sheet as of November 30, 2003 reflects assets of $716,326 consisting of $715,651 in cash and $675 in receivables. Total liabilities on the balance sheet as of November 30, 2003 reflect current liabilities of $16,534, consisting of accounts payable.


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

Going Concern Consideration

As indicated in the accompanying balance sheet, as of November 30, 2003 we had $715,651 cash available and accounts payable of $16,534. The cash was as a result of the private placement, which was closed in November 2003. Management believes that the gross proceeds of $1,080,000 plus the remaining cash from the private placement we closed in July 2003 (in which we generated $367,500) will be sufficient to continue our planned activities for the remainder of the current fiscal year. In addition, a further $1,723,650 was obtained from the exercise of stock options issued under the company's stock option plan. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, on or before July 25, 2004 we are required to incur no less than $75,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

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

During the three months ended November 30, 2003, an aggregate of 3,075,000 options were exercised at exercise prices ranging from $.05 to $1.50 per share, generating $1,723,650 to the Company. All these options were issued in accordance with the Company's stock option plan.

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

                               PATRIOT GOLD CORP

Date:   May 7, 2004                    By      /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer