Form 10QSB/A
period 2004-02-29
PATRIOT GOLD CORP
filed 2004-05-14
CIK 1080448

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
          -----------------------------------------------------------
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

                                 (604) 925-5257
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


Common Stock, $0.001 par value, 27,939,400 shares outstanding as of April 8, 2004.


Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $162,454 in cost of exploring unproven properties which we previously had capitalized.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 9, 2004, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended February 29, 2004. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

   Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                February 29,          May 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        3,105,509  $                -
    GST Receivables                                                                       1,098                   -
    Prepaid Expenses                                                                      1,582                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        3,108,189  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           30,054  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at February 29, 2004
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,939,400 and 15,230,400 shares at
    February 29, 2004 and May 31, 2003                                                   27,939              15,230
  Paid-In Capital                                                                     5,667,572              45,810
  Currency Translation Adjustment                                                             -              (4,274)
  Deficit Accumulated Since Inception of Exploration State                           (2,576,294)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       3,078,135             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        3,108,189  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Nine Months            June 1, 2000
                                               Ended                             Ended                   Inception of
                                   February 29,     February 28,     February 29,     February 28,        Exploration
                                       2004             2003             2004             2003               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
    Mining Costs                           119,697               -           162,454               -             162,454
   General & Administrative                930,297           1,400         2,384,097          16,225           2,413,840
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,049,994)         (1,400)       (2,546,551)        (16,225)         (2,576,294)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,049,994)$        (1,400)$      (2,546,551)$       (16,225)  $      (2,576,294)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.04)$             - $           (0.10)$             -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         27,854,785      15,230,400        24,930,951      15,230,400
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (2,546,551) $          (16,225) $       (2,576,294)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          2,277,646                   -           2,277,646
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                (1,098)                  -              (1,098)
   (Increase) Decrease in Prepaid Expenses                           (1,582)                  -              (1,582)
   Increase (Decrease) in Accounts Payable                           15,995                 723              23,664
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                            (237,816)             (2,572)           (247,656)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                3,343,325                   -           3,343,325
Proceeds from Contributed Capital                                         -               2,572               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       3,343,325               2,572           3,353,165
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       3,105,509                   -           3,105,509
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       3,105,509  $                -  $        3,105,509
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                 - $                -
  Income taxes                                            $               -  $                 - $                -

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

Interim Reporting

         The unaudited financial statements as of February 29, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of $2,576,294 for the period from June 1, 2000 (inception of exploration state) to February 29, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

NOTE 2 - INCOME TAXES

         As of February 29, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,617,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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


         On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for $367,500 in cash to Almir Ramic, Paul Uppal and David Langley. Shares and warrants were issued for $1.05 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.


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


         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for $1,080,000 in cash to Almir Ramic, Colin Worth and Jill Krucz. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.


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


         As of February 29, 2004, $75,000 has been paid for in connection with the acquisition of these rights and $87,454 has been paid for expenditures in exploration of these properties. As these properties are unproven, the $162,454 has been expensed.


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


         The Company had no selling and marketing expenses from continuing operations for the three and nine months ended February 29, 2004 and the three and nine months ended February 28, 2004. Mining Costs were $119,697 and $162,454 for the three and nine months ended February 29, 2004 and $0 for the three and nine months ended February 28, 2003. These expenses include costs money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $930,297 and $2,384,097 for the three and nine months ended February 29, 2004 and $1,400 and $16,225 for the three and nine months ended February 28, 2003. The increase in general and administrative expenses from 2003 to 2004 is largely attributable to $2,136,543 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

         The Company recorded a net loss from continuing operations of $1,049,994 and $2,546,551 for the three and nine months ended February 29, 2004 compared to a net loss of $1,400 and $16,225 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreement with Minquest. Which up until that point we had no operations.



LIQUIDITY AND CAPITAL RESOURCES


Our balance sheet as of February 29, 2004 reflects assets of $3,108,189 consisting of $3,105,509 in cash and $2,680 in other current assets. Total liabilities on the balance sheet as of February 29, 2004 reflect current liabilities of $30,054, consisting of accounts payable.


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