Form 10KSB/A
period 2003-05-31
PATRIOT GOLD CORP
filed 2004-07-16
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2


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

Total revenues for fiscal year ended May 31, 2003: $0


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                Explanatory Note


We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended May 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 26, 2003 the filing date of our Annual Report on Form 10KSB for the year ended May 31, 2003. Accordingly, this Amendment No. 2 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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


PLAN OF OPERATION


We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.


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


Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility studyof the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.


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


In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003 the company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a Global Positioning System geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) conducted on the ground was scheduled for later that month. Such a survey measures the magnetic variations within the underlying rocks. Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. A fault, which is a break in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken. . The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. To the southeast, under gravel cover (where there is no exposure of rock at the surface), is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface.


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


Letter of Intent FOR THE MOSS MINE PROPERTY

In November 2003 we executed a letter of intent to purchase a 100% interest in the Moss Mine, a mining property located in the historic Oatman gold mining district. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.


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

Financing

In July 2003 we completed a private placement of shares and warrants which generatedan aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, a further $1,723,650.00 was obtained from the exercise of stock options issued under the company's stock option plan. With the funds currently held by the company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects.

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


As of July 21, 2003, Mr. Bruce Johnstone resigned as an officer and director and Mr. Ronald C. Blomkamp was appointed as the Chairman, President, Chief Executive and Operating Officer and Secretary. Mr. Blomkamp, 58, holds a Diploma in Production Engineering from Witwatersrand College for Advanced Technology in South Africa, and for sixteen years worked at Edward L Bateman (ELB), South Africa's leading mining services company. He has been a director at Bateman Mining Products, has worked extensively at the face of many of the world's deepest gold mines and across several facets of the industry, and has collaborated with the South African Chamber of Mines on rock mechanics, safety and efficiency. During this time he acted in a variety of capacities, including Group Industrial Engineer (1978 - 1981), Engineering Manager (1981 - 1987), and Technical Director (1987 to 1994), where he oversaw all aspects of plant production and manufacturing as well as quality assurance and product development. ELB Group's services included the design and production of mining equipment for the processing of mineral ore, as well as equipment for mine excavation and shaft drilling, and the production of equipment for separating metals from the base rock component. He holds several patents relating to advanced mining technology. Mr. Blomkamp became our Chairman, President Chief Executive and Operating Officer and Secretary and a director on July 21, 2003. He holds no positions in any other public companies, and has no affiliations with any companies that have gone bankrupt in the last 5 years or with any company that is subject to any order or decree with respect to securities or banking industries.


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


Robert A. Sibthorpe has been a director since June 23, 2003, and is an exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. Since the beginning of 2003 he has acted as an independent consultant and director. From March 2003, to November 2003 Mr Sibthorpe sat on the Board of Freegold Ventures Corp., a Canadian listed public company that is an exploration stage mining company, and since June of 2001 has provided independent consulting services to Rare Earth Metals Corp., another Canadian listed public company that is an exploration stage mining company. From January 2003 to March 2003 Mr. Sibthorpe was involved with project generation and review for Olympus Pacific Minerals Ltd., a company listed on the Toronto Venture Exchange that is an exploration stage mining company. From January, 2001 to January of 2003 Mr. Sibthorpe acted as Senior Vice President of Business Development in Vancouver for Ivanhoe Mines Ltd., a Toronto Stock Exchange listed public company that is a reserve stage and mid-tier copper and iron ore producer, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a "Small Mines Unit", he was directly responsible for placing into commercial production, an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study level. From May of 1999 to January of 2001 Mr. Sibthorpe was Senior Mining Analyst for Canaccord Capital Corp. (Vancouver), a private Canadian brokerage house. In 1997 and 1998 Mr. Sibthorpe acted as an independent consultant and director based out of Phoenix, Arizona, and from May 1997 to August of 2000 acted as an outside director for InnovaCom Inc., a U.S. public developmental stage technology company that focuses on video compression technology. Mr. Sibthorpe also acts as a Director for Madison Enterprises, a Toronto listed public company that is an exploration stage mining company, and has done so since October of 1996. From June of 1986 to September of 1996 Mr. Sibthorpe acted as Director and Senior Analyst Corporate Finance (Canada), working in Toronto and Vancouver for Yorkton Securities Inc., a private brokerage house. From June of 1979 to May of 1986 he worked at Midland Doherty Ltd., a brokerage house, as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years, and in 1978 completed an MBA at the University of Toronto.

Robert D. Coale has been a director since June 23, 2003. He is a Professional Engineer with a specialty in the mining sector. With two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota
(1982), he has over 30 years of resource related business and management experience. From November of 1999 to present, Mr. Coale has acted as Senior Project Manager for EFS West, a privately held engineering and construction company located in Van Nuys, CA. At EFS West, he is responsible for development of natural gas and landfill gas (LFG) reciprocating internal combustion (RIC) engine generator plants from 800 kW to more than 5 MW, and as design engineer for liquefied and compressed natural gas storage and fueling facilities. He was a member of the technical advisory board of Andean American Mining Co., a publicly listed company that is a reserve stage gold mining company, from April of 2002 to May of 2003. From April of 1996 to November of 1999 Mr. Coale acted as a consulting Metallurgical/Environmental Engineer. During this time he was also president of Yuma Copper Corp., a Canadian junior public mining company that is an exploration stage cooper mining company, and was responsible for managing activities during the exploration for copper oxides and development of three separate properties in the Second Region of Chile. He also acted as a member of the Board of Directors of Francisco Gold Corp., a Canadian publicly listed junior resource exploration company that is an exploration stage mining company. From September, 1992 to April, 1996 Mr. Coale again acted as a consulting engineer. He was responsible for evaluation of mineral properties worldwide including development of metallurgical processing design and closure plans for industrial and mine sites. He was also responsible for the technical direction and management of a group of engineers, scientists, and technicians involved in landfill and mineral leaching facility design, construction, and construction quality assurance. From August of 1989 to September of 1992 Mr. Coale was Technical Director of Mine Reclamation Corporation, a privately-held company located in Palm Springs, California that refurbishes spent mines for other uses such as waste disposal. He was responsible for the direction of technical development and environmental permitting of the Eagle Mountain Project, a 20,000 tons per day municipal solid waste-by-rail landfill in Southern California including design and engineering of landfill facilities including liner system, leachate recovery and treatment, and transportation (rail and truck) facilities.

Mr. Blomkamp spends an average of 5 - 10 hours per week on the business of the Company. Each of Messrs. Sibthorpe and Coale spend an average of 5 - 10 hours per week on the business of the Company.


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

                                                     CONTENTS


                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
May 31, 2003 and 2002......................................................................................F - 2

Statements of Operations for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
    June 1, 2000 (Inception of Exploration State) to May 31, 2003..........................................F - 3

Statement of Stockholders' Equity
   Since November 30, 1998 (Inception) to May 31, 2003.....................................................F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
   June 1, 2000 (Inception of Exploration State) to May 31, 2003...........................................F - 6

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              Deficit
                                                                                    Cumulative              Accumulated
                                                                                      Currency                 During
                                  Preferred Stock        Common Stock        Paid-In Translation  Retained Exploration
                                   Shares Par Value    Shares    Par Value   Capital  Adjustment   Deficit     State       Total
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------
Balance at November 30, 1998         --     $ --            --     $  --     $  --      $  --      $  --      $  --     $      --
(inception)

November 30, 1998 Issuance of
  Stock for services and payment
  of accounts payable                --       --       1,000,000     1,000      --         --         --         --           1,000

April 1, 1999 Issuance of Stock
  for cash pursuant to private
  placement                          --       --       1,004,000     1,004    49,196       --         --         --          50,200

Net Loss                             --       --            --        --        --         --      (38,305)      --         (38,305)
Currency Translation Adjustment      --       --            --        --        --      (15,996)      --         --         (15,996)
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------
Total Comprehensive Loss             --       --            --        --        --      (15,996)   (38,305)      --         (54,301)
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------

Balance at May 31, 1999              --       --       2,004,000     2,004    49,196    (15,996)   (38,305)      --          (3,101)

Retroactive Adjustment for 1:7.6
   Stock Split June 17, 2003         --       --      13,226,400    13,226   (13,226)      --         --         --            --
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------

Restated Balance May 31, 1999        --       --      15,230,400    15,230    35,970    (15,996)   (38,305)      --          (3,101)

Net Loss                             --       --            --        --        --         --       (2,777)      --          (2,777)
Currency Translation Adjustment      --       --            --        --        --         (489)      --         --            (489)
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------
Total Comprehensive Loss             --       --            --        --        --         (489)    (2,777)      --          (3,266)
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------

Balance at May 31, 2000              --       --      15,230,400    15,230    35,970    (16,485)   (41,082)      --          (6,367)

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                              Deficit
                                                                                    Cumulative              Accumulated
                                                                                      Currency                 During
                                  Preferred Stock        Common Stock        Paid-In Translation  Retained Exploration
                                   Shares Par Value    Shares    Par Value   Capital  Adjustment   Deficit     State       Total
                                   ------   ------   -----------   -------   -------    -------    -------    -------   -----------
Contributed Capital                  --     $ --            --     $  --     $ 3,788   $  --      $  --      $  --      $     3,788

Net Loss                             --       --            --        --        --        --         --       (3,811)        (3,811)
Currency Translation Adjustment      --       --            --        --        --         172       --         --              172
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------
Total Comprehensive Loss             --       --            --        --        --         172       --       (3,811)        (3,639)
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------

Balance at May 31, 2001              --       --      15,230,400    15,230    39,758   (16,313)   (41,082)    (3,811)        (6,218)

Contributed Capital                  --       --            --        --       2,080      --         --         --            2,080

Net Loss                                      --            --        --        --        --         --       (2,630)        (2,630)
Currency Translation Adjustment      --       --            --        --        --         (48)      --         --              (48)
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------
Total Comprehensive Loss             --       --            --        --        --         (48)      --       (2,630)        (2,678)
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------

Balance at May 31, 2002              --       --      15,230,400    15,230    41,838   (16,361)   (41,082)    (6,441)        (6,816)

Contributed Capital                  --       --            --        --       3,972      --         --         --            3,972

Net Loss                                      --            --        --        --        --         --      (23,302)       (23,302)
Currency Translation Adjustment      --       --            --        --        --      12,087       --         --           12,087
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------
Total Comprehensive Loss             --       --            --        --        --      12,087       --      (23,302)       (11,215)
                                   ------   ------   -----------   -------   -------   -------    -------    -------    -----------

Balance at May 31, 2003              --     $ --      15,230,400   $15,230   $45,810   $(4,274)   $(41,082)  $(29,743)  $   (14,059)
                                   ======   ======   ===========   =======   =======   =======    =======    =======    ===========

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign Currency Translation


         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gain and losses resulting from foreign currency transactions are included in net income.


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

Stock Based Compensation


         The Company accounts for the fair value of its stock compensation grants in accordance with FASB Statement 123. The fair value of each stock option granted is estimated using the Black- Scholes option-pricing model.


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


         On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of May 31, 2003 and 2002, no stock options have been granted or are outstanding. Subsequent to year end, 2,365,000 stock options were granted to various directors and consultants for an exercise price ranging from $0.05 to $1.03 per share.

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


                               Patriot Gold Corp.
                                  (Registrant)




Dated: July 16,2004                    By:  /s/   Ronald C. Blomkamp
      ------------------                    ------------------------------------
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




Dated: July 16,2004                    By:  /s/  Robert A. Sibthorpe
-----------------------                     ------------------------------------
                                            Robert A. Sibthorpe
                                            Director



Dated: July 16, 2004                   By:  /s/  Robert D.Coale
------------------------                    ------------------------------------
                                            Robert D. Coale
                                            Director