Form 10QSB/A
period 2003-08-31
PATRIOT GOLD CORP
filed 2004-07-16
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2



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

  #501 - 1775 Bellevue Avenue, West Vancouver, British Columbia Canada V7V 1A9
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common  Stock,  $0.001 par value,  27,939,400shares  outstanding  as of April 8,
2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No



                                Explanatory Note


We are filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No.
333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $15,747 in costs of exploring unproven properties which we previously had capitalized.


For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 14, 2003, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2003. Accordingly, this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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

                         PART I. FINANCIAL INFORMATION

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign Currency


         Prior to the quarter ending August 31, 2003, the Company's primary functional currency was the Canadian dollar. During, the quarter ended August 31, 2003, the Company underwent some significant changes in its operations. Prior to May 31, 2000, the company was in the business of producing ostrich meat in Canada. Subsequently on June 1, 2000, the Company ceased operations remained dormant until June 2003, when the Company decided to enter the mining industry in the United States. Due to the change in direction the Company was headed, the majority of its operations and transactions would be located in the United States and the majority of the transaction would be in U.S. dollars. This was considered "a significant change in economic facts and circumstances" per SFAS 52, Appendix A and thus the Company changed its functional currency from the Canadian dollar to the U.S. dollar.

         The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the three months ended August 31, 2003 and 2002, no transaction gains or losses occurred.


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

Stock Options


         The Company has adopted SFAS No. 123, "Stock Option and Purchase Plans", which establishes standards for reporting compensation expense for stock options that have been issued. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model.


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

         In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 4 - MINERAL PROPERTY (Continued)

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

NOTE 6 - STOCK OPTIONS / WARRANTS (Continued)

         On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of August 31, 2003, 2,115,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.03 per share.


         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $141,103 has been recorded in connection with the granting of the stock options. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

                  Risk Free Rate (Equal to Libor)             1.028%
                  Expected Life of Option                     10 years
                  Expected Volatility of Stock                0.00%
                  Expected Dividend yield of Stock            0.00

         On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock. The warrants were determined to have no value at the time of their issuance. The shares and warrants were issued to David Langley, Almir Ramic and Paul Uppal.

         The following table sets forth the options and warrants outstanding as of August 31, 2003. There were no options or warrants outstanding as of August 31, 2002.

                                                                                            Weighted
                                                                       Option /              Average           Weighted
                                                                       Warrants             Exercise            Average
                                                                        Shares                Price           Fair Value
                                                                  -------------------    ---------------    ---------------
Options & warrants outstanding, May 31, 2003                                        -    $             -


Granted, Exercise price more than fair value                                3,295,000                  0.66               0.49
Granted, Exercise price less than fair value                                  220,000                  0.56               1.15
Expired                                                                             -                   -
Exercised                                                                           -                   -

                                                                  -------------------


Options & warrants outstanding, August 31, 2003                             3,515,000    $             0.65

                                                                  ===================    ===============

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Continued)
                                   (Unaudited)

NOTE 6 - STOCK OPTIONS / WARRANTS (Continued)


         Exercise prices for optioned shares and warrants outstanding as of August 31, 2003 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life

------------------     ------------------    ---------------    ------------------     ---------------------    -----------------


       $0.05                    1,995,000    $          0.05             1,995,000     $                0.05        10 years
0.80                               20,000               0.80                20,000                      0.80        10 years
1.03                              100,000               1.03               100,000                      1.03        10 years
1.40 to 1.45                      700,000               1.43                     -                         -         3 years
1.50 to 1.55                      700,000               1.53                     -                         -         3 years


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


Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

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

At the Vernal property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) has been initiated. Poorly exposed narrow masses of rock intersecting other rocks and filling inclined or vertical fractures with quartz minerals (quartz veining) in volcanic rock has been sampled and submitted to a chemical laboratory for analysis. Some assays indicated up to 0.42 oz/ton gold and 0.17 oz/ton silver in initial sampling. The gold/silver ratios indicate at Vernal we are very high in the process by which an area of rock has been altered by hypothermal (hot water) fluids that have come up along fractures and faults in the rock (hydrothermal system). These fluids are often enriched in minerals. Additional mapping and sampling is ongoing.



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

At the Vernal property, mapping and sampling is 50% completed in the area of poorly exposed sheeted quartz veining in rhyolitic volcanics that assayed up to
0.42 oz/ton gold and 0.17 oz/ton silver in initial sampling. This work is scheduled to be completed by May 1, weather permitting. Trenching (the digging of a long deep channel using a back hoe) or shallow auger drilling is planned as the next step in the exploration process.

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


                               PATRIOT GOLD CORP


Date:   July 16, 2003                    By:     /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer