Form 10QSB/A
period 2003-11-30
PATRIOT GOLD CORP
filed 2004-07-16
CIK 1080448

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

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                       86-0947048
--------------------------------            ------------------------------------
   State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Explanatory Note


We are filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $42,747 in costs of exploring unproven properties which we previously had capitalized.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Exploration
                                 --------------------------------- ---------------------------------
                                       2003             2002             2003             2002               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
   Mining Costs                             27,010               -            42,757               -              42,757
   General & Administrative              1,262,813          13,625         1,453,800          14,825           1,483,543
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,289,823)        (13,625)       (1,496,557)        (14,825)         (1,526,300)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,289,823)$       (13,625)$      (1,496,557)$       (14,825)  $      (1,526,300)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.05)  $           - $          (0.08) $             -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         25,593,499      15,504,000        18,186,094      15,504,000
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (1,496,557) $          (14,825) $       (1,526,300)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          1,380,659                   -           1,380,659
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (675)                  -                (675)
   Increase (Decrease) in Accounts Payable                            2,475                 (75)             10,144
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (96,324)             (1,970)           (106,164)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  811,975                   -             811,975
Proceeds from Contributed Capital                                         -               1,970               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         811,975               1,970             821,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         715,651                   -             715,651
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         715,651  $                  -$          715,651
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

         The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the three and six months ended November 30, 2003 and 2002, no transaction gains or losses occurred.


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


         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. Subsequently, Mr. Johnstone converted these shares into the same number of common shares and transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe.


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


         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $1,380,659 has been recorded in connection with the granting of the stock options as of November 30, 2003. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

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

         On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants. The warrants were determined to have no value at the time of their issuance. The shares and warrants were issued to Jill Kurucz, Almir Ramic and Colin Worth.

         The following table sets forth the options and warrants outstanding as of November 30, 2003. There were no options or warrants outstanding as of November 30, 2002.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 5 - STOCK OPTIONS / WARRANTS (Continued)

                                                                                            Weighted
                                                                       Option /              Average           Weighted
                                                                       Warrants             Exercise            Average
                                                                        Shares                Price           Fair Value
                                                                  -------------------    ---------------    ---------------
Options & warrants outstanding, May 31, 2003                                        -    $             -


Granted, Exercise price more than fair value                                3,895,000                  0.79               0.64
Granted, Exercise price less than fair value                                4,696,000                  1.05               1.88
Expired                                                                             -                   -
Exercised                                                                  (3,075,000)                  .56

                                                                  -------------------

Options & warrants outstanding,

November 30, 2003                                                           5,516,000    $             1.32

                                                                  ===================    ===============

         Exercise prices for optioned shares and warrants outstanding as of November 30, 2003 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:


                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life

------------------     ------------------    ---------------    ------------------     ---------------------    -----------------


             $0.05                550,000    $          0.05               550,000     $                0.05        10 years
0.80                               10,000               0.80                10,000                      0.80        10 years
1.03                              100,000               1.03               100,000                      1.03        10 years
1.40 to 1.45                    2,428,000               1.43               700,000                      1.43         4 years
1.50 to 1.55                    2,428,000               1.53               700,000                      1.53         4 years


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

         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for cash to Almir Ramic, Colin Worth and Jill Kurucz. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

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

                               PATRIOT GOLD CORP

Date:   July 16, 2004                    By      /s/ Ronald C. Blomkamp
                                               --------------------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer