Form 10QSB/A
period 2004-02-29
PATRIOT GOLD CORP
filed 2004-07-16
CIK 1080448

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

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                      86-0947048
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                Explanatory Note


We are filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $162,454 in costs of exploring unproven properties which we previously had capitalized.

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

   SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                February 29,          May 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        3,105,509  $                -
    GST Receivables                                                                       1,098                   -
    Prepaid Expenses                                                                      1,582                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        3,108,189  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           30,054  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at February 29, 2004
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,939,400 and 15,230,400 shares at
    February 29, 2004 and May 31, 2003                                                   27,939              15,230
  Paid-In Capital                                                                     5,757,572              45,810
  Currency Translation Adjustment                                                             -              (4,274)
  Deficit Accumulated Since Inception of Exploration State                           (2,666,294)            (29,743)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       3,078,135             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        3,108,189  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Nine Months            June 1, 2000
                                               Ended                             Ended                   Inception of
                                   February 29,     February 28,     February 29,     February 28,        Exploration
                                       2004             2003             2004             2003               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
    Mining Costs                           119,697               -           162,454               -             162,454
   General & Administrative              1,020,297           1,400         2,474,097          16,225           2,503,840
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,139,994)         (1,400)       (2,636,551)        (16,225)         (2,666,294)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,139,994)$        (1,400)$      (2,636,551)$       (16,225)  $      (2,666,294)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $          (0.04) $             - $          (0.11) $             -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         27,854,785      15,230,400        24,930,951      15,230,400
                                 ================= =============== ================= ===============








   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (2,636,551) $          (16,225) $       (2,666,294)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Currency Translation Adjustment                                    4,274              12,930              16,508
   Compensation Expense of Stock Options                          2,277,646                   -           2,277,646
   Common Stock Issued for Services                                 103,500                   -             103,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                (1,098)                  -              (1,098)
   (Increase) Decrease in Prepaid Expenses                           (1,582)                  -              (1,582)
   Increase (Decrease) in Accounts Payable                           15,995                 723              23,664
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                            (237,816)             (2,572)           (247,656)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                3,343,325                   -           3,343,325
Proceeds from Contributed Capital                                         -               2,572               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       3,343,325               2,572           3,353,165
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       3,105,509                   -           3,105,509
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       3,105,509  $                -  $        3,105,509
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

         The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the three and nine months ended February 29, 2004 and 2003, no transaction gains or losses occurred.


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


         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. Subsequently, Mr. Johnstone converted these shares into the same number of common shares and transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe. Compensation expense of $90,000 was record in connection with the transfer.


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


         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $2,277,646 has been recorded in connection with the granting of the stock options as of February 29, 2004. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

                  Risk Free Rate (Equal to Libor)             1.028%
                  Expected Life of Option                     10years
                  Expected Volatility of Stock                0.00%
                  Expected Dividend yield of Stock            0.00

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

         The following table sets forth the options and warrants outstanding as of February 29, 2004. There were no options or warrants were outstanding as of February 28, 2003.

                                                                                             Weighted
                                                                         Option /             Average            Weighted
                                                                         Warrants            Exercise            Average
                                                                          Shares               Price            Fair Value
                                                                    ------------------    ---------------    ----------------
Options & warrants outstanding, May 31, 2003                                         -      $           -                   -


Granted, Exercise price more than fair value                                 3,895,000               0.79                0.64
Granted, Exercise price less than fair value                                 5,981,000               1.29                1.89
Expired                                                                              -                  -
Exercised                                                                   (3,315,000)              0.57

                                                                    ------------------


Options & warrants outstanding, February 29, 2004                            6,561,000    $          1.32

                                                                    ==================    ===============


         Exercise prices for optioned shares and warrants outstanding as of February 29, 2004 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life

------------------     ------------------    ---------------    ------------------     ---------------------    -----------------


       $0.05                      550,000    $          0.05               550,000     $                0.05        10 years
0.75 to 0.80                      230,000               0.76               230,000                      0.76        10 years
1.03                               80,000               1.03                80,000                      1.03        10 years
1.40 to 1.45                    2,428,000               1.43               700,000                      1.43         5 years
1.50 to 1.55                    2,953,000               1.52             1,225,000                      1.50         5years


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

         On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for $1,080,000 in cash to Almir Ramic, Colin Worth and Jill Kurucz. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

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


         The Company had no selling and marketing expenses from continuing operations for the three and nine months ended February 29, 2004 and the three and nine months ended February 28, 2004. Mining Costs were $119,697 and $162,454 for the three and nine months ended February 29, 2004 and $0 for the three and nine months ended February 28, 2003. These expenses include costs money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $1,020,297 and $2,636,551 for the three and nine months ended February 29, 2004 and $1,400 and $16,225 for the three and nine months ended February 28, 2003. The increase in general and administrative expenses from 2003 to 2004 is largely attributable to $2,136,543 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

         The Company recorded a net loss from continuing operations of $1,139,994and $2,636,551for the three and nine months ended February 29, 2004 compared to a net loss of $1,400 and $16,225 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreement with Minquest. Which up until that point we had no operations.



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