Form 10KSB
period 2004-05-31
PATRIOT GOLD CORP
filed 2004-09-14
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
May 31, 2004

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission file number: 000-32919

Patriot Gold Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0947048
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#501-1775 Bellevue Avenue,
West Vancouver, British Columbia, Canada V7V 1A9
(Address of principal executive office) (Zip Code)

(604) 925-5257
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Based on the closing sales price of the common stock on September 7, 2004, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates was $8,284,185.

The number of shares outstanding of the issuer’s Common Stock $.001 par value per share, was 29,279,400 shares as of September 7, 2004.

Total revenues for fiscal year ended May 31, 2004: $0.00

Transitional Small Business Disclosure Format (check one): Yes       ; No   X

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

On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered an exploration stage company. Our office is currently located #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9. The telephone number is (604) 925-5257. We maintain a website at www.patriotgoldcorp.com. Information contained on our website does not form part of this annual report on Form 10-KSB.

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

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our director and officer, in consideration for his services; this issuance having been previously approved by a vote of both the Board of Directors and the majority stockholders. Mr. Johnstone is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. Each Series A 7% Redeemable Preferred Share has the right to vote with the common shares on all matters requiring stockholder vote, including without limitation the election of directors. Mr. Johnstone received the shares in lieu of cash compensation for the services he provided to us. These services included, without limitation, the determination to transform the Company from the then business of ostrich meat production to the current business activity of resource exploration and ensuring that the Company would maintain its corporate existence. During this process, Mr. Johnstone was responsible for finding and securing qualified directors for the board, which made up the new management team for the Company. Along with this he was also responsible for arranging and closing our July 2003 private placement financing. These funds provided the necessary funding to secure the first resource exploration projects which Mr. Johnstone established when he signed the Letter of Intent with Minquest Inc. on June 27, 2003.

On June 13, 2003, Messrs. Schultz and Hinkley, our former officers and directors, returned a total of 700,000 shares of common stock to us for cancellation. Given the fact that said individuals were no longer affiliated with the Company, at our request they agreed to return 70% of their holdings in the Company. We determined that having them maintain 30% of their initial holdings in the Company was adequate consideration for the four years’ of services which they had performed. Since Messrs. Schultz and Hinkley were satisfied with our business plan to make the Company a natural resource exploration company, they did not request any consideration for the return of their shares. On June 17, 2003, each issued and outstanding hare of common stock was forward split at a rate of one for seven and six-tenths (1:7.6) so that each share of common stock became equal to 7.6 shares.

On June 17, 2003, we received a new trading symbol to reflect the company name change and forward split of the common stock. The new trading symbol is PGOL.

On June 23, 2003, the Board adopted a resolution to (i) increase the number of positions on the Board to a total of three and (ii) appointed to the newly created positions Mr. Robert A. Sibthorpe of Vancouver, B.C. and Mr. Robert D. Coale of Agoura Hills, CA.

On July 21, 2003, Mr. Bruce Johnstone resigned as an officer and director. The resignation was offered for personal reasons and not for any disagreement with management of the Company or its policies. On July 21, 2003, Mr. Ronald C. Blomkamp was appointed as the President, Chief Executive and Financial Officer and Secretary and a director of the Company.

PLAN OF OPERATION

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase of small interests in producing properties, the purchase of property where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have several properties under option, and are in the early stages of exploring these properties. There has been no indication as yet that any mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In the following discussion, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

Exploration Programs

Map Area
Reno
Nevada
Bruner
Vernal
Las Vegas
Moss Mine
PATRIOT GOLD CORP
Project Locations
Nevada and Arizona
Arizona
Phoenix
Tucson
N
0
200
400 km

        Map of Bruner and Vernal properties located in western Nevada

Bruner Project: The property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads.

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. We paid the first installment on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2004. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $100,000 in the summer of 2004 on a six hole drilling program. A three percent NSR production royalty is retained by MinQuest.

There is no drilled resource on our claims.

The original operators at the Bruner property are unknown. Prospecting at our Bruner property began in the early 1900‘s while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work:

o	In 1983, Kennecott drilled fifteen RC holes (holes left after the process of reverse circulation drilling) on the property.

o	In 1988-1990, Newmont Exploration Ltd. drilled approximately 10 RC drill holes; conducted detailed geologic mapping (producing a plan map of the rock types, structure and alteration), geochemical surveys (which is sampling of rocks or soil and determination of the absolute abundances of elements), air and ground magnetic surveys (recording variations in the earth’s magnetic field and plotting same), and ground radiometric survey (a survey of radioactive materials on the land surface).

o	In 1990-1995, Miramar Mining Corp. drilled 5 RC drill holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is bleached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

Our exploration program to date at Bruner has included:

o	geologic mapping (producing a plan map of the rock types, structure and alteration),

o	rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold),

o	a ground magnetic survey, and

o	a Controlled Source Magneto Telluric survey (recording variations in a generated electrical field using sophisticated survey methods).

We are currently waiting for the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. Because of the slow approval process, drilling is now scheduled for the fall of 2004.

A five or six hole drilling program is planned for the fall of 2004. The total cost of this program is estimated to be $130,000. If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of the planned drilling program this fall as well as a phase 2 work program would be around $200,000.

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks (which are quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago) including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlay the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller) intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alternation mineral)-veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

Fallon, Nevada 66 miles
Paymaster Mine
Bruner Mine
14 13
23 24
13 18
24 19
Derelict Mine
July-Duluth
Mines
Penelas
Mine
N
Moon 15
Moon 16
Moon 13
Moon 11
Moon 12
Moon 3
Moon 1
Moon 2
24 19
25 30
23 24
26 25
T14N R37E
T14N R38E
Patriot Claim Block
PATRIOT GOLD CORP
Bruner Project
Location and Land Status
Nye County, Nevada
0
.5
1 Kilometers
0
.5
1 Mile

Map of the Bruner Project

VERNAL PROJECT: The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $22,500 and spend $225,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003 we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. We paid the first installment of $5,000 on August 27, 2004. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure will be applied towards our exploration commitment due by July 25, 2005. We are obligated to spend another $205,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006, 2007 and $55,000 by July 25, 2008. As with the Bruner property, the excess amount expended on exploration will be applied to the next years commitment. As noted below, we expect to spend an estimated $30,000 in the summer and fall of 2004 on trenching and additional geochemical sampling. A three percent NSR production royalty is retained by MinQuest.

Historical work includes several short audits constructed on the property between 1907 and 1916. There appears to have been little or no production. There is no drilled resource on our claims.

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling is now planned for the spring or summer of 2005. We currently have no plans for any drilling of the Vernal property.

The Vernal property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company exploring the Vernal property back in the 1980s, and who in 1983 mapped, sampled and drilled the Vernal property. Amelsco have not been involved with the Vernal property over the last 20 years and are not associated with our option on the property or the work we are doing there. A 225 feet wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet) and larger veining trends northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

28 27
33 34
27 26
34 35
Vernal 5
Vernal 7
Vernal 9
VERNAL 11
VERNAL 13
Vernal 15
T14N R39E
33 34
4 3
NEV
34 35
3 2
Vernal 6
Vernal 8
Vernal 10
VERNAL 12
VERNAL 14
Vernal 16
T13N R39E
Patriot Claim Block
Fallon, Nevada 80 miles
N
PATRIOT GOLD CORP
Vernal Project
Location and Land Status
Nye County, Nevada
0
2000
FEET

Map of the Vernal Project

MOSS MINE PROJECT: The project area is 10 miles east of Bullhead City, Arizona and approximately 70 miles southeast of Las Vegas, Nevada. Access is via gravel roads from Bullhead City.

We hold the property via 65 unpatented mining claims and 7 patented claims(1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. We have earned a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. A three percent NSR production royalty is retained by MinQuest. The patented claims are held collectively by numerous owners within an extended family, and we have the right to purchase these patented claims from these owners under the terms of a letter of intent which is discussed in the subsequent section titled “Letter of Intent”.

The Moss Mine was the first gold discovery made in the Oatman district. Discovered in 1864, the mine was worked discontinuously through the 1930‘s. Production records are very poor, with past writers listing production equal to or greater than $250,000. The mine lay idle until the early 1980‘s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

Our exploration of the Moss Mine project has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins. Drilling is in progress. Total project exploration cost is estimated to be $500,000.

Phase 1 drilling has been completed at the Moss Mine Project. A total of 36 holes were drilled totaling 2,471 meters (8,107 feet). Geochemical results of gold and silver assaying are currently being collected, plotted and cross-sections constructed. Final results are still pending, and we expect to have results by September 2004.

The project area is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall of the veins commonly have several tens of feet of stockwork veining. Gold values are somewhat erratic, but appear to be highest in the thicker and deeper parts of the vein explored to date.

24
19
20
21
25
30
29
28
R21W
R20W
T20N
Bullhead City 9 miles
Patriot Controlled Land
Patented Claim
Unpatented Claim
North
PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona
0
1000
Feet

Map of the Moss Mine Project

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

Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures, said payment and expenditures having already been made; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount that shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the Company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

-A description of the project and the location of the property;
-The lands that will be subject to the exploration project;
-The royalties, net profit interest or other charges applicable to the subject lands;
-The estimated cost of any geophysical work contemplated; and
-The estimated acquisition costs, exploration costs and development costs of the property.

In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the Company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. On September 19, 2003, the Company announced that an exploration program consisting of geologic mapping and surface geochemical sampling was underway on the Bruner property and that a Global Positioning System geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) conducted on the ground was scheduled for later that month. Such a survey measures the magnetic variations within the underlying rocks. Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the sediment cover that may host gold mineralization. A fault, which is a break in the rock along which the movement has taken place, is often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken. The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. To the southeast, under gravel cover (where there is no exposure of rock at the surface), is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

At the Vernal property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) has been initiated. Mapping is the process where poorly exposed narrow masses of rock intersecting other rocks and filling inclined or vertical fractures with quartz minerals (quartz veining) in volcanic rock that has been sampled and submitted to a chemical laboratory for analysis. Additional mapping and sampling is ongoing.

Letter of Intent for the Moss Mine Property

In November 2003, we executed a letter of intent to purchase a 100% interest in the Moss Mine, a mining property located in the historic Oatman gold mining district. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis.  Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed. On February 19, 2004, we executed a formal agreement to purchase the property for $350,000. On February 27, 2004 we deposited $25,000 with the title company as escrow agent and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the escrow agent received the signature pages from the 10 sellers, the initial $25,000 was delivered to the seller. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 belongs to the seller, and was delivered as required. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 is due to the seller. As a result of our due diligence, we decided to complete the purchase of the property, and on August 27, 2004 we paid the final $300,000 to the seller for a total purchase price of $350,000.

Seller has delivered to us all information in their possession about the property. During the six month period after the signing of the definitive agreement we have the right to conduct our due diligence on the property and if we decide not to proceed we have to give the Seller and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we cannot perform mining or remove any ore from the property. We are responsible for all costs and expenses associated with the purchase of the property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we have concluded our analysis and have determined that it is feasible to close on the purchase of the property, doing so will give us full rights to begin mining operations.

In the late spring and throughout the summer of 2004, we conducted our due-diligence on the Moss Mine property. We conducted geological mapping, geochemical sampling of the exposed veins, and drilling of 5 reverse circulation holes across the vein. We then took the data derived from the drilling of these holes and the construction of drilling cross-sections incorporating all known drilling results have been completed.  These drilling cross-sections are interpretive maps of what the geology underground would look like. Results indicate the property contains a gold resource that may be enlarged by additional drilling, and we are encouraged to the extent that we have elected to complete the purchase of the Moss Mine property.

Financing

In July 2003, we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, a further $2,060,850 was obtained from the exercise of stock options issued under the Company’s stock option plan. With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects.

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

We feel that our competitive position compared to other resource exploration companies is quite good. Many junior resource companies generally have very little available capital for securing properties of merit, and also lack the necessary capital required to start or carry on a work program that would be needed to advance the property. These work programs can cost many hundreds of thousands of dollars, and can sometimes even run into the millions. On a relative basis, having raised over $3 million dollars through private placements and the exercise of options, we are now funded to implement work programs on the properties that we have secured. With our qualified and experienced board of directors and group of consultants, who between them have over 90 years of direct experience working in the geology, mining, and related financial sectors, we have an outstanding management. Many junior resource companies feel themselves lucky to have only one such expert on their board, let alone three, and with the addition of our consulting geologist, we have four veteran resource experts who have experience working at and in many cases leading exploration projects and mining development projects in many locations all around the globe. We feel this positions us favorably in front of most other junior resource exploration and mining companies.

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

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

Permits for drilling at the Moss Mine Project have been obtained from the Arizona Department of Water Resources, Phoenix, Arizona. The “Intention to Drill Wells” permits were issued February 5, 2004.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not lease or own any real property. We currently maintain our corporate office at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada V7V 1A9. This office space is an office sharing arrangement being provided as an accommodation to us by our former officer — where we can receive mail and perform other minimal corporate functions. As our business operations grow, it will be necessary for us to seek appropriate individual office space. Management believes suitable office space will be available when it is needed.

ITEM 3. LEGAL PROCEEDINGS.

We do not know of any existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An information statement was distributed to our stockholders on or about May 20, 2003, pertaining to (i) the filing of an amendment to our Articles of Incorporation to authorize up to 20,000,000 shares of a new class of undesignated Preferred Stock (“Preferred Stock”) which would allow our Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock and (ii) change the name of the Company to “Patriot Gold Corp.” The amendments to our Articles of Incorporation effecting the changes described above occurred on June 11, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “PGOL.OB”. The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low bid prices for our common stock for the periods indicated below are as follows:

YEAR	QUARTER	HIGH	LOW
2000	Fourth	0	0
2001	First	0	0
2001	Second	0	0
2001	Third	0	0
2001	Fourth	0.01	0.01

YEAR	QUARTER	HIGH	LOW
2002	First	0.01	0.01
2002	Second	0.01	0.01
2002	Third	0.01	0.01
2002	Fourth	0.01	0.01
2003	First	0.01	0.01
2003	Second	1.15	0.01
2003	Third	2.03	1.02
2003	Fourth	2.15	1.22
2004	First	2.71	1.88

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

At May 31, 2004, there were 104 holders of record of the Company’s Common Stock, and as of September 10, 2004, there were 107 holders of record.

OUR TRANSFER AND WARRANT AGENT

We have appointed Holladay Stock Transfer, Inc., with offices at 2939 North 67th Place, Scottsdale, Arizona, 85215, phone number 480-481-3940, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our Common Stock nor do we anticipate any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and officer of the Company, for services provided to the Company by Mr. Johnstone, who is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The dollar value of these preferred shares when they were issued to Mr. Johnstone was $13,500.00. The services included, without limitation, the determination to transform the company from the then business of ostrich meat production to the current business activity of resource exploration and ensuring that the company would maintain its corporate existence. During this process, Mr. Johnstone was responsible for finding and securing qualified directors for the board, which made up the new management team for the company. Along with this he was also responsible for arranging and closing our July 2003 private placement financing. These funds provided the necessary funding to secure the first resource exploration projects which Mr. Johnstone established when he signed the Letter of Intent with Minquest Inc. on June 27, 2003. Each preferred share has the right to vote with the common shares on all matters requiring stockholder vote. The shares were issued in consideration for services provided to us. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On July 25, 2003 we issued to each of Almir Ramic, Paul Uppal and David Langley, three non-United States accredited investors, an aggregate of 350,000 shares of common stock and 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants and 350,000 Class D warrants in consideration for an aggregate of $367,500. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50, and $1.55, respectively, for one share of common stock. The issuance was made to accredited investors without any general solicitation or advertisement and a restriction on resale pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On September 2, 2003, we executed and delivered an agreement with Bruce Johnstone, a former officer and director, whereby the 13,500,000 shares of Series A 7% Redeemable Preferred Stock held by Mr. Johnstone were exchanged for 13,500,000 shares of our common stock. The issuance was made to the conversion of an existing security held by a former officer of the Company that was issued without any general solicitation or advertisement and include a restriction on resale, pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On November 27, 2003 we issued to each of Almir Ramic, Colin Bruce Worth and Jill Kurucz, three non-United States accredited investors, an aggregate of 864,000 shares of common stock and 864,000 Class A-1 warrants, 864,000 Class B-1 warrants, 864,000 Class C-1 warrants and 864,000 Class D-1 warrants in consideration for an aggregate of $1,080,000. The Class A-1 warrants are exercisable on November 27, 2004 for a period of 5 years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for a period of 4 years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for a period of 3 years at an exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for a period of 2 years at an exercise price of $1.55 per share. The issuance was made to accredited investors who were also existing shareholders of the Company without any general solicitation or advertisement and a restriction on resale, pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

During the year ended May 31, 2004, the Company issued 4,655,000 shares of common stock. This stock was issued to various directors and consultants in connection with the exercising of stock options. The exercise price ranged from $0.05 to $1.50. The options and the shares of common stock issued upon the exercise of the options were issued under our Amended 2003 Stock Option Plan and registered under a registration statement on Form S-8 (SEC File Number 333-1-5691) as amended by us on September 22, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this discussion together with our financial statements and related notes included elsewhere in this report.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “could”, “should”, “intends”, “thinks”, “believes”, “anticipates”, “estimates”, “plans”, “expects”, or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

-Feasibility of the property which we have an interest or the right to acquire an interest;

-General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in political, social and economic conditions;

-Success of operating initiatives; changes in business strategy or development plans; management of growth;

-Availability, terms and deployment of capital;

-Costs and other effects of legal and administrative proceedings;

-Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

-Development risks and risks inherent in the natural resource industry and

-Other factors referenced in this report.

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

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured several properties in the Walker Lane area of Nevada, and are working to acquire a property in the historic Oatman mining district of Arizona. With adequate funding to meet all our obligations on our current projects and a highly qualified and well motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2005, we plan to continue to establish reserves on our properties and to actively look for new prospective properties in the United States. The funds in our treasury are sufficient to meet all planned activities as outlined below, with a significant contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the next twelve months (ending May 31, 2005).

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors and one investor relations person, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the company.

We do not anticipate any equipment purchases in the next twelve months (ending May 31, 2005).

Following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is problematic because of the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Bruner and Vernal Projects.

We have fulfilled our exploration commitments with respect to both Bruner and Vernal projects of $75,000 for the period ending July 25, 2004, during which we spent $85,000. The excess expenditures will be credited towards our commitment for period ending July 25, 2005, as allowed for in the agreement with MinQuest. Surveys (geology and geophysics) have been done showing likely areas for drilling. A drill program has been formulated, and we are currently waiting for the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. Because of the slow approval process, drilling is now scheduled for Fall, 2004.We are committed to incurring expenditures of $100,000 by July 25, 2005.

If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of the planned drilling program this fall as well as a phase 2 work program would be around $200,000.

Moss Mine Project.

We have done considerable drilling on the Moss Mine Project claims. A total of 36 holes were drilled totaling 8,107 feet. The easternmost section of the property is where surface gold mineralization is present, and thirty reverse circulation holes were drilled there bringing the drill coverage on this claim to the second highest of all the claims in the project with the exception of the Williams Main Zone. The coverage on this eastern section is generally 2 or 3 holes on 100-foot profiles (sections) testing grades and widths from 50 to 250 feet down dip.

Limited drilling was carried out on the Williams western area, and the results obtained were generally in line with the values obtained by previous operators. However, we have obtained geological information that may now provide a structural explanation for the lack of success obtained here to date by previous operators. These previous operators, having not drilled their holes as deep as what we have, only encountered the lower grade of mineralization which they believed was insufficient to continue development of the property.

A study of all drilling results at the Moss Mine indicates a tendency for total gold content to increase with intercept depth. Approximately 60% of the deeper holes have better intercepts than shallow holes. What this means is that when these holes were drilled on the same cross-section as previous holes drilled by others in past, and these holes intersected the same veins but at a deeper depth in the ground, the results showed a higher grade of mineralization at the deeper depth. An example from the Patriot drilling tests the vein over a vertical extent of 300 feet. In this example the gold content nearly doubles between Hole AR-5 and Hole AR-23.

The most significant mining at Moss occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply northerly. These veins should intersect the Moss Mine vein at depth. The deepest vein intercepts at Moss are less than 400 feet. The Ruth vein should intersect the Moss Mine vein at 800-900 feet below the surface. If the Moss Mine vein is the feeder for the Ruth vein it may contain similar gold values at that level. The Moss Mine vein needs drill testing to a depth of 900 feet to determine its potential to contain high-grade gold mineralization.

The economics of a deposit of this size and grade warrant a Scoping Study level investigation. This could be done at a cost of approximately $50,000. Audit samples are being forwarded to Vancouver to test its heap leaching potential. The next step is estimation of its high grade underground potential. Models are under review as a basis for a revised drilling plan, and discussions are underway to plan out when the next work programs will be scheduled.

RESULTS OF OPERATIONS

During the two fiscal years ended May 31, 2004 and 2003, we incurred a net loss of $21,625,478 and $11,215, respectively. Until the execution of the Property Option Agreement with Minquest, we had no operations, so our net loss for the two fiscal years ended May 31, 2004 and 2003 were a result of professional services and administrative expenses.

REVENUES

We have no revenues for the year ended May 31, 2004. We did not generate any revenues for year ended May 31, 2003.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended May 31, 2004 and 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended May 31, 2004 and 2003, general and administrative expenses were $21,274,930 and $11,215. The increase in G&A expenses from 2003 to 2004 is largely attributable to $4,892,401 in consulting fees as a result of the issuance of stock options and $16,254,000 in compensation expense for the transfer of 9,000,000 shares to the officers of the Company from the prior President, Bruce Johnstone. As of May 31, 2004, we received approximately $2.06 million from the exercise of stock options granted to consultants. We expect consulting fees from stock options granted to continue in future periods.

The value indicated above with regard to the consulting fees was arrived at because of the stock options being issued at a discounted price to what the then current market price of the stock was. This was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that we had raised for project operations. Many of these consultants have already exercised these options, and the result is a realization of addition funds collected by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of May 31, 2004 reflects assets of $3,051,335 consisting of $3,049,991 in cash and $1,344 in receivables. Total liabilities on the balance sheet as of May 31, 2004 reflect current liabilities of $22,646, consisting of accounts payable.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. In November 2003, we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A-1 warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for a period of three years an at exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for a period of two years at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

During the fiscal year ended May 31, 2004, $2,060,850 was obtained from the exercise of stock options issued under our stock option plan.

GOING CONCERN CONSIDERATION

As indicated in the accompanying balance sheet, as of May 31, 2004 we had $3,049,991 cash available and accounts payable of $22,646. The cash was a result of private placements from which the Company raised $1,447,500 and from the exercise of stock options from which the Company received $2,060,850. Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2005, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, if we want to maintain our interest in the MinQuest property, on or before July 25, 2005 we are required to incur no less than $100,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Patriot Gold Corp. have concluded that Patriot Gold Corp.‘s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in Patriot Gold Corp.‘s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning each person who served as an executive officer during the year ended May 31, 2004 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

The following sets forth the names and ages of our directors and executive officers:

Name	Position Held with the Company	Age	Date First Appointed
Ronald C. Blomkamp	Chairman, President, Chief Executive and Operating Officer and Secretary	58	July 21, 2003
Robert A. Sibthorpe	Director	54	June 23, 2003
Robert D. Coale	Director	63	June 23, 2003

Mr.     Blomkamp spends an average of 5 – 10 hours per week on the business of the Company. Each of Messrs. Sibthorpe and Coale spend an average of 5 — 10 hours per week on the business of the Company.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ronald C. Blomkamp has been our Chairman, President, Chief Executive and Operating Officer and Secretary since July 21, 2003. For the five years prior to becoming a director and officer to our Company, Mr. Blomkamp acted on his own behalf investing in the stock markets. With a focus on the natural resource sector, his daily involvement in this area saw him making many strategic partnerships amongst the various professionals working in this field. Prior to this, he lived in South Africa and has worked extensively at the face of many of the world’s deepest gold mines and across several facets of the industry, and has collaborated with the South African Chamber of Mines on rock mechanics, safety and efficiency. He holds several patents relating to advanced mining technology. Mr. Blomkamp holds a Diploma in Production Engineering from Witwatersrand College for Advanced Technology in South Africa, and for sixteen years from March of 1978 to 1994 worked at Edward L Bateman (now called ELB Group), a publicly listed company and South Africa’s leading mining services company. During this time, he acted in a variety of capacities, including Engineer (1978 — 1981), Engineering Manager (1981 — 1987), and Technical Director (1987 to 1994), where he oversaw all aspects of plant production and manufacturing as well as quality assurance and product development. ELB Group’s services included the design and production of mining equipment for the processing of mineral ore, as well as equipment for mine excavation and shaft drilling, and the production of equipment for separating metals from the base rock component.

Robert A. Sibthorpe has been a director since June 23, 2003, and is an exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. Since the beginning of 2003 he has acted as an independent consultant and director. From March 2003, to November 2003, Mr. Sibthorpe sat on the Board of Freegold Ventures Corp., a Canadian listed public company that is an exploration stage mining company, and since June of 2001 has provided independent consulting services to Rare Earth Metals Corp., another Canadian listed public company that is an exploration stage mining company. From January 2003 to March 2003, Mr. Sibthorpe was involved with project generation and review for Olympus Pacific Minerals Ltd., a company listed on the Toronto Venture Exchange that is an exploration stage mining company. From January, 2001 to January of 2003, Mr. Sibthorpe acted as Senior Vice President of Business Development in Vancouver for Ivanhoe Mines Ltd., a Toronto Stock Exchange listed public company that is a reserve stage and mid-tier copper and iron ore producer, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a “Small Mines Unit”, he was directly responsible for placing into commercial production, an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study level. From May of 1999 to January of 2001, Mr. Sibthorpe was Senior Mining Analyst for Canaccord Capital Corp. (Vancouver), a private Canadian brokerage house. In 1997 and 1998, Mr. Sibthorpe acted as an independent consultant and director based out of Phoenix, Arizona, and from May 1997 to August of 2000, acted as an outside director for InnovaCom Inc., a U.S. public developmental stage technology company that focuses on video compression technology. Mr. Sibthorpe also acts as a Director for Madison Enterprises, a Toronto listed public company that is an exploration stage mining company, and has done so since October of 1996. From June of 1986 to September of 1996, Mr. Sibthorpe acted as Director and Senior Analyst Corporate Finance (Canada), working in Toronto and Vancouver for Yorkton Securities Inc., a private brokerage house. From June of 1979 to May of 1986, he worked at Midland Doherty Ltd., a brokerage house, as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years, and in 1978 completed an MBA at the University of Toronto.

Robert D. Coale has been a director since June 23, 2003. He is a Professional Engineer with a specialty in the mining sector. With two engineering degrees (1963 — MetE. — Colorado School of Mines, 1971 — MSc. — University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota (1982), he has over 30 years of resource related business and management experience. From November of 1999 to present, Mr. Coale has acted as Senior Project Manager for EFS West, a privately held engineering and construction company located in Van Nuys, CA. At EFS West, he is responsible for development of natural gas and landfill gas (LFG) reciprocating internal combustion (RIC) engine generator plants from 800 kW to more than 5 MW, and as design engineer forliquefied and compressed natural gas storage and fueling facilities. He was a member of the technical advisory board of Andean American Mining Co., a publicly listed company that is a reserve stage gold mining company, from April of 2002 to May of 2003. From April of 1996 to November of 1999, Mr. Coale acted as a consulting Metallurgical/Environmental Engineer. During this time he was also president of Yuma Copper Corp., a Canadian junior public mining company that is an exploration stage copper mining company, and was responsible for managing activities during the exploration for copper oxides and development of three separate properties in the Second Region of Chile. He also acted as a member of the Board of Directors of Francisco Gold Corp., a Canadian publicly listed junior resource exploration company that is an exploration stage mining company. From September, 1992 to April, 1996, Mr. Coale again acted as a consulting engineer. He was responsible for evaluation of mineral properties worldwide including development of metallurgical processing design and closure plans for industrial and mine sites. He was also responsible for the technical direction and management of a group of engineers, scientists, and technicians involved in landfill and mineral leaching facility design, construction, and construction quality assurance. From August of 1989 to September of 1992, Mr. Coale was Technical Director of Mine Reclamation Corporation, a privately-held company located in Palm Springs, California that refurbishes spent mines for other uses such as waste disposal. He was responsible for the direction of technical development and environmental permitting of the Eagle Mountain Project, a 20,000 tons per day municipal solid waste-by-rail landfill in Southern California including design and engineering of landfill facilities including liner system, leachate recovery and treatment, and transportation (rail and truck) facilities.

Other than the Shareholders Agreement among our three directors which is discussed below, there are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

There are no family relationships among our directors or officers.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Potential Conflicts of Interest

Since our sole officer and directors work for other natural resource exploration companies, there exists the possibility of conflicts of interest between us, our officer and directors and such other companies. For example, the officer or director may locate a corporate opportunity and present it to another company before presenting it to us.

Our officer and directors have been made aware that under Nevada corporate law the business opportunity must first be offered to us, when and if:

(1)	we are financially able to exploit the opportunity;
(2)	the opportunity is within our line of business;
(3)	we have an interest or expectancy in the opportunity; and
(4)	by taking the opportunity, the director breaches his duty of care or loyalty owed to us.

        If the situation results in the officer or director being interested in the matter, the interest will be disclosed to the other board members who shall approve or disapprove of the action. Furthermore, our officer and directors will keep in confidence all confidential information about us.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended May 31, 2004, the Board, which consisted of three individuals, adopted 6 resolutions.

The Board does not currently have any committees, but is in the process of establishing an audit committee and an option committee.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act, requires the Company’s officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all reporting persons complied with all Section 16(a) filing requirements for the year ending May 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

We have not paid, nor do we owe, any compensation to our executive officer for the years ended May 31, 2003 and 2004. We have not paid any compensation to our officers for the last three fiscal years.

We have no employment agreements with any of our executive officers or employees.

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, who was our sole officer and a director from October 2002 until July 2003. Mr. Johnstone exchanged all of his preferred shares for 13,500,000 shares for 13,500,000 shares of common stock. Of said shares, he transferred 3,000,000 to each of our current directors.

The following table sets forth information with respect to compensation we paid up to and including the fiscal year ended May 31, 2004 to our executive officers and directors.

SUMMARY OF ANNUAL COMPENSATION

				Long-term compensation
	Annual Compensation			Awards		Payouts
Names and Principal position	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award ($)	Securities underlying (s)	LTIP payouts options /SAR (#)	All other compensation ($)
Ron Blomkamp	NA	NA	NA	NA	200,000	NA	NA
President, Chief
Executive and
Financial Officer
and Director

Robert A. Sibthorpe	NA	NA	NA	NA	200,000	NA	NA
Director

Robert D. Coale	NA	NA	NA	NA	100,000	NA	NA
Director

None of our officers and directors has received any other compensation from us other than as indicated above.

(1)	Ron Blomkamp, who became our sole executive officer and a Director in July 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the Amended 2003 Stock Option Plan.

(2)	Robert A. Sibthorpe, who became a director in June 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the Amended 2003 Stock Option Plan.

(3)	Robert D. Coale, who became a director in June 2003, was granted the right to purchase an aggregate of 100,000 options pursuant to the Amended 2003 Stock Option Plan.

OPTION/SAR GRANTS

(INDIVIDUAL GRANTS)
Name (a)	Number Of Securities Underlying Options/SARS Granted (#) (b)	Percent Of Total Options /SARs Granted to Employees In Fiscal Year May 31, 2004 (c)	Exercise or Base Price ($/Sh) (d)	Expiration Date (e)
Ron Blomkamp	200,000	40%	$0.05	10/1/13

Robert A	200,000	40%	$0.05	6/23/13
Sibthorpe

Robert D. Coale	100,000	20%	$0.05	6/23/14

AGGREGATE OPTION/SAR EXERCISES
AND FISCAL QUARTER END OPTIONS/SAR VALUES

Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs at FY-End(#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money Option/SARs at FY-End($) Exercisable/ Unexercisable (e)
Ron Blomkamp	--	--	200,000	--

Robert A. Sibthorpe	--	--	200,000	--

Robert D. Coale	--	--	100,000	--

(1)     Based on the closing price for our common stock on May 31, 2004 of $0.85 per share.

Our officer and directors have no other arrangements from the Company pursuant to which they received or are to receive any other compensation other than as indicated above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of September 10, 2004, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 29,279,400 shares of common stock issued and outstanding. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 1775 Bellevue Avenue, Suite 501, West Vancouver, B.C. Canada V7V 1A9

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Bruce Johnstone	4,500,000	(1)	15.4%
102 Donaghy Avenue,
North Vancouver, B.C
Canada V7P 2L5

Almir Ramic	2,250,000	(2)	7.2%

Colin Bruce Worth	1,600,000	(3)	5.7%

Robert A. Sibthorpe	3,200,000	(4)	10.9%

Robert D. Coale	3,100,000	(5)	10.6%

Ronald C. Blomkamp	3,215,000	(6)	10.9%

Directors and Officers as a Group	9,515,000		32.0%
(3 individuals)

(1)	In June 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Bruce Johnstone, our officer and director from October 2002 until July 2003. In September, Mr. Johnstone exchanged his 13,500,000 preferred shares for 13,500,000 shares of our common stock. On January 22, 2004, Mr. Johnstone transferred 9,000,000 shares of common stock to our three directors without any compensation; the value of those shares on said date was $16,254,000(based on $2.30, which was the closing price of our common stock on the OTC at the close of trading on January 22, 2004 less a discount of 15 percent because the shares are restricted). The current value of those shares, as of September 10, 2004, was $3.87 million. Mr. Johnstone transferred the shares to our three directors in exchange for our agreement to register his remaining shares of common stock. We entered into such an agreement in order to align the interest of our directors with those of our shareholders.

(2)	Includes 1,800,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. The warrants purchased by Mr. Ramic in the November 2003 private placement are not exercisable until November 27, 2004. However, because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Ramic’s beneficial ownership.

(3)	Includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth.

(4)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(5)	Includes 100,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(6)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

Shareholders’ Agreement

Messrs.     Blomkamp, Sibthorpe and Coale are party to a Shareholders’ Agreement dated as of January 22, 2004. The agreement provides that for so long as the person holds any of the 3,000,000 shares which he received from Bruce Johnstone, the directors shall vote such shares to maintain three persons on our board. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other two shareholders. If one of the three shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares which he received from Mr. Johnstone, then the other two shareholders agreed to vote their shares together to either maintain the number of Board members as two or to nominate and appoint a third Board member. The agreement also provides that for all other matters in which shares are voted, the three shareholders shall vote their 3,000,000 shares together as determined by the decision of two of the three shareholders. These three shareholders had determined that such agreement would be beneficial in maintaining control among themselves over the shares that they had received from Mr. Johnstone.

The shareholders also agreed that he will not, directly or indirectly, sell, pledge, gift or in any other way dispose of any of the 3,000,000 shares which he received from Mr. Johnstone. This transfer restriction shall apply to such shares in all situations during all times that such individual holds any of the 3,000,000 shares. Although the shareholders’ agreement restricts transfers of the shares received from Mr. Johnstone and held by the directors, a director can no longer hold the shares which he received from Mr. Johnstone if he dies or if the agreement is amended by the parties to permit a transfer. The Company is not aware of any such amendment being contemplated by the parties.

We are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans that were approved by our stockholders.

Set forth below is certain information as of May 31, 2004 regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders — as of May 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance
Amended 2003 Stock Option Plan	5,290,000	(1)	$0.73	256,000

(1)     Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003, there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares.

As of May 31, 2004, there were a total of 5,290,000 options granted under the plan with exercise prices ranging from $0.05 per share to $1.50 per share.

The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the Amended 2003 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”) or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us; however, officers and directors of the Company are not entitled to borrow monies from the Company in order to exercise their stock options.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Our directors are party to a Shareholders’ Agreement pursuant to which they agreed to vote the 3,000,000 shares they each received from Bruce Johnstone for each other. They also agreed not to sell or otherwise dispose of such shares.

There are no promoters associated or involved with the company. We have a single individual, Mr. Brian Uppal, who acts as an investor relations person to answer questions received from phone callers. Mr. Uppal has been compensated by a grant of 250,000 stock options under our stock option plan. These options were granted on October 14, 2003, with an exercise price of $1.50, and because the option price was above fair market value of $1.47, we did not record any compensation expense. We have also hired Shareholder.com, a fulfillment service provider, to handle the logistics of mailing out an informational pamphlet prepared by us to those investors who have requested more information about us through our Web site. Under our agreement with Shareholder.com, Shareholder.com performs mail order fulfillment service to persons who request an investor package through our Web site. The investor enters the required information on our Website. The information is then transmitted to Shareholder.com, which then mails the investor package to the person requesting it. The investor and Shareholder.com do not communicate with each other and Shareholder.com adds no materials of their own to the mailings to our investors. Shareholder.com acts only as a collation and mailing service provider to us so that we do not have to spend time doing this work.

Under the Shareholder.com agreement, which has a month-to-month term, we are responsible for the preparation and contents of the investor package. The pamphlet we provided to Shareholder.com consisted of basic information about us, the members of our management team and our business, and the information is taken from our Web site.

Under the Shareholder.com agreement, Shareholder.com acted solely as a transmitter of information to investors that we provided to them for which we paid

o	an initial start up fee of $495,
o	a monthly fee of $195 for the mail order fulfillment service,
o	a processing fee of $0.95 per request, and
o	the cost of postage and handling of investor packages mailed by Shareholder.com.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibit No.          Description

3.1	Articles of Incorporation of Registrant.(a)
3.2	Registrant's Restated Articles of Incorporation.(b)
3.3	By-Laws of Registrant.(a)
4.1	Specimen common stock Certificate.(c)
4.2	Form of Class A Warrant.(d)
4.3	Form of Class B Warrant.(d)
4.4	Form of Class C Warrant.(d)
4.5	Form of Class D Warrant.(d)
4.6	Warrant Agreement- July 2003 private placement.(d)
4.7	Form of Class A-1 Warrant.(e)
4.8	Form of Class B-1 Warrant.(e)
4.9	Form of Class C-1 Warrant.(e)
4.10	Form of Class D-1 Warrant.(e)
4.11	Warrant Agreement - November 2003 private placement.(c)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation.(d)
10.2	Stock Option Plan.(f)10.3 Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone.(g)
10.4	Shareholders' Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale.(e)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights.(c)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams.(c)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent.(h)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (c)
24.1	Consent of Robison, Hill & Co.#
31	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

# Filed herewith.

(a)    Previously filed as an exhibit to the Company’s Form 10SB12g on June 25, 2001, SEC file number 0-32929.
(b)    Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.
(c)     Previously filed as an exhibit to the Company’s Amendment No. 2 to the registration statement on Form SB-2/A (SEC File Number 333-112424) filed on July 16, 2004.
(d)    Previously filed as an exhibit to the Company’s May 31, 2003 Form 10KSB filed on August 26, 2003.
(e)     Previously filed as an exhibit to the Company’s registration statement on Form SB-2, Registration No. 333-112424, submitted to the SEC on February 2, 2004.
(f)     Previously filed as Exhibit 4.1 to the Company’s Form S-8 on May 30, 2003, SEC File Number 333-105691, as amended by the Company’s Post-Effective Amendment of Form S-8 filed on September 23, 2003.
(g)     Previously filed as an exhibit to the Company’s August 31, 2003 Form 10-QSB submitted to the SEC on October 14, 2003.
(h)     Previously filed as an exhibit to the Company’s February 29, 2004 Form 10-QSB submitted to the SEC on April 9, 2004.

(b)     Reports on Form 8-K.

During the fiscal year ended May 31, 2004, there were two current reports on Form 8-K.

Report on Form 8-K, dated June 12, 2003, filed on June 25, 2003, relating to a change of control of the Company and the amendment to the Company’s Articles of Incorporation. Report on Form 8-K, dated July 21, 2003, filed on June 30, 2003, relating to the resignation and appointment of an officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company’s Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending May 31,2004	Fiscal year ending May 31, 2003
Audit Fees	$14,995	$4,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of May 31, 2004, the Company’s Audit Committee did not have a formal, documented pre-approval policy for the fees of the principal accountant.

PATRIOT GOLD CORP.
(An Exploration State Company)

_________________

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2004 AND 2003

CONTENTS

Page
Independent Auditor's Report	F - 1
Balance Sheets May 31, 2004 and 2003	F - 2
Statements of Operations for the Year Ended May 31, 2004 and 2003 and the Cumulative Period June 1, 2000 (Inception of Exploration State) to May 31, 2004	F - 3
Statement of Stockholders' Equity Since November 30, 1998 (Inception) to May 31, 2004	F - 4
Statements of Cash Flows for the Year Ended May 31, 2004 and 2003 and the Cumulative Period June 1, 2000 (Inception of Exploration State) to May 31, 2004	F - 10
Notes to Financial Statements	F - 12

INDEPENDENT AUDITOR’S REPORT

Patriot Gold Corp.
(An Exploration State Company)

        We have audited the accompanying balance sheet of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2004 and 2003, and the related statements of operations and cash flows for the two years ended May 31, 2004 and 2003 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2004, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended May 31, 2004 and 2003 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted, /s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
August 23, 2004

F — 1

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,
	2004	2003
ASSETS:
Current Assets:
Cash	$3,049,991	$--
GST Receivables	1,344	--
Prepaid Expenses	--	--

Total Assets	$3,051,335	$--

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$22,646	$14,059

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2004 and 2003	--	--
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 29,279,400 and 15,230,400 shares at
May 31, 2004 and 2003	29,279	15,230
Paid-In Capital	26,376,487	45,810
Subscription Receivable	(1,676,500)	--
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(21,643,134)	(17,656)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	3,028,689	(14,059)

Total Liabilities and Stockholders' Equity	$3,051,335	$--

The accompanying notes are an integral part of these financial statements.

F — 2

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

	For the Year Ended May 31,		Cumulative Since June 1, 2000 Inception of Exploration
	2004	2003	State
Revenues	$--	$--	$--
Cost of Revenues	--	--	--

Gross Margin	--	--	--
Expenses
Mining Costs	350,548	--	350,548
General & Administrative	21,274,930	11,215	21,292,586

Net Loss from Operations	(21,625,478)	(11,215)	(21,643,134)
Other Income (Expense)
Interest, Net	--	--	--

Net Loss	(21,625,478)	(11,215)	(21,643,134)
Other Comprehensive Income
Foreign Currency Translation Adjustment	--	--	--

Total Comprehensive Income	$(21,625,478)	$(11,215)	$(21,643,134)

Net Loss to Common Shareholders	$(21,625,478)	$(11,215)

Basic & Diluted loss per
Share	$(0.93)	$--

Weighted Average Shares
Outstanding	23,351,192	15,230,400

The accompanying notes are an integral part of these financial statements.

F — 3

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
Balance at November 30, 1998	--	$--	--	$--	$--	$--	$--	$--	$--
(inception)
November 30, 1998 Issuance of
Stock for services and payment
of accounts payable	--	--	1,000,000	1,000	--	--	--	--	--
April 1, 1999 Issuance of Stock
for cash pursuant to private
placement	--	--	1,004,000	1,004	49,196	--	--	--	--
Net Loss	--	--	--	--	--	--	--	(38,305)	--
Currency Translation Adjustment	--	--	--	--	--	--	(15,996)	--	--

Balance at May 31, 1999	--	--	2,004,000	2,004	49,196	--	(15,996)	(38,305)	--
Retroactive Adjustment for 1:7.6
Stock Split June 17, 2003	--	--	13,226,400	13,226	(13,226)	--	--	--	--

Restated Balance May 31, 1999	--	--	15,230,400	15,230	35,970	--	(15,996)	(38,305)	--
Net Loss	--	--	--	--	--	--	--	(2,777)	--
Currency Translation Adjustment	--	--	--	--	--	--	(489)	--	--

Balance at May 31, 2000	--	--	15,230,400	15,230	35,970	--	(16,485)	(41,082)	--

F — 4

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
Contributed Capital	--	$--	--	$--	$3,788	$--	$--	$--	$--
Net Loss	--	--	--	--	--	--	--	--	(3,811)
Currency Translation Adjustment	--	--	--	--	--	--	172	--	--

Balance at May 31, 2001	--	--	15,230,400	15,230	39,758	--	(16,313)	(41,082)	(3,811)
Contributed Capital	--	--	--	--	2,080	--	--	--	--
Net Loss	--	--	--	--	--	--	--	--	(2,630)
Currency Translation Adjustment	--	--	--	--	--	--	(48)	--	--

Balance at May 31, 2002	--	--	15,230,400	15,230	41,838	--	(16,361)	(41,082)	(6,441)
Contributed Capital	--	--	--	--	3,972	--	--	--	--
Net Loss	--	--	--	--	--	--	--	--	(11,215)

Balance at May 31, 2003	--	--	15,230,400	15,230	45,810	--	(16,361)	(41,082)	(17,656)
June 11, 2003, Issuance of
Preferred Shares for Services	13,500,000	13,500	--	--	--	--	--	--	--

F — 5

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
June 12, 2003, Surrender of
Shares from Former Officer/
Directors	--	$--	(5,320,000)	$(5,320)	$5,320	$--	$--	$--	$--
July 25, 2003, Shares and
Warrants Issued for Cash	--	--	350,000	350	367,150	--	--	--	--
July, 2003 Compensation from
Issuance of Stock Options
Below Fair Market Value	--	--	--	--	235,354	--	--	--	--
September 2, 2003, Preferred
Shares Converted to Common	(13,500,000)	(13,500)	13,500,000	13,500	--	--	--	--	--
September 12, 2003, Stock
Options Exercised	--	--	200,000	200	9,800	--	--	--	--
September 17, 2003, Stock
Options Exercised	--	--	930,000	930	45,570	--	--	--	--
September 22, 2003, Stock
Options Exercised	--	--	525,000	525	25,725	--	--	--	--
September 23, 2003, Stock
Options Exercised	--	--	105,000	105	8,895	--	--	--	--

F — 6

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
September 26, 2003, Stock
Options Exercised	--	$--	465,000	$465	$602,785	$--	$--	$--	$--
September, 2003 Compensation
From Issuance of Stock
Options Below Fair Market
Value	--	--	--	--	1,458,240	--	--	--	--
October 1, 2003, Stock Options
Exercised	--	--	5,000	5	3,995	--	--	--	--
October 15, 2003, Stock
Options Exercised	--	--	625,000	625	900,625	--	--	--	--
November 12, 2003, Stock
Options Exercised	--	--	220,000	220	109,780	--	--	--	--
November 27, 2003, Common
Stock and Warrants Issued for
Cash	--	--	864,000	864	1,079,136	--	--	--	--

F — 7

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
November 2003, Compensation
From Issuance of Stock
Options Below Fair Market
Value	--	$--	--	$--	290,818	$--	$--	$--	$--
December 2, 2003 Stock
Options Exercised	--	--	5,000	5	3,995	(4,000)	--	--	--
December 22, 2003, Stock
Options Exercised	--	--	20,000	20	20,580	--	--	--	--
December 2003, Compensation
From Issuance of Stock
Options Below Fair Market
Value	--	--	--	--	346,412	--	--	--	--
January 2, 2004, Stock Options
Exercised	--	--	220,000	220	164,780	--	--	--	--
January 24, 2004, Capital
Contributed for Director
Compensation	--	--	--	--	16,254,000	--	--	--	--
February 2004, Compensation
From Issuance of Stock
Options Below Fair Market
Value	--	--	--	--	1,949,522	--	--	--	--

F — 8

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

	Preferred Stock		Common Stock		Paid-In	Subscription Stock	Cumulative Currency Translation	Retained	Deficit Accumulated During Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
March 2004, Compensation
From Issuance of Stock
Options Below Fair Market
Value	--	$--	--	$--	$612,030	$--	$--	$--	$--
March 5, 2004, Stock Options
Exercised	--	--	1,285,000	1,285	1,761,215	(1,597,500)	--	--	--
April 2, 2004, Stock Options
Exercised	--	--	50,000	50	74,950	(75,000)	--	--	--
Net Loss	--	--	--	--	--	--	--	--	(21,625,478)

Balance May 31, 2004	--	$--	29,279,400	$29,279	$26,376,487	$(1,676,500)	$(16,361)	$(41,082)	$21,643,134

The accompanying notes are an integral part of these financial statements.

F — 9

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,		Cumulative Since June 1, 2000 Inception of Exploration
	2004	2003	State
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(21,625,478)	$(11,215)	$(21,643,134)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	4,892,401	--	4,892,401
Common Stock Issued for Services	16,267,500	--	16,267,500
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(1,344)	--	(1,344)
(Increase) Decrease in Prepaid Expenses	--	--	--
Increase (Decrease) in Accounts Payable	8,587	7,243	16,403

Net Cash Used in Operating Activities	(458,334)	(3,972)	(468,174)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Used in Investing Activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock	3,508,325	--	3,508,325
Proceeds from Contributed Capital	--	3,972	9,840

Net Cash Provided by Financing Activities	3,508,325	3,972	3,518,165

Net (Decrease) Increase in
Cash and Cash Equivalents	3,049,991	--	3,049,991
Cash and Cash Equivalents
at Beginning of Period	--	--	--

Cash and Cash Equivalents
at End of Period	$3,049,991	$--	$3,049,991

F — 10

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended May 31,		Cumulative Since June 1, 2000 Inception of Exploration
	2004	2003	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        During the year ended May 31, 2004, the Company granted 5,290,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $4,892,401was recorded.

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

        On January 24, 2004, Mr. Johnstone transferred 3,000,000 common shares to each of the three directors. Compensation expense of $16,254,000 was record in connection with the transfer.

The accompanying notes are an integral part of these financial statements.

F — 11

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Patriot Gold Corp. ( An Exploration State Company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $21,643,134 for the period from June 1, 2000 (inception of exploration state) to May 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the remainder of the current fiscal year.

        The Company’s future capital requirements will depend on numerous factors including, but not limited to, acquiring interests in various mining opportunities and the success of its current mining operations.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

F — 12

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on November 30, 1998. On June 11, 2003, the Company changed its name to Patriot Gold Corp.

Nature of Business

        The Company has no products or services as of May 31, 2004. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

F — 13

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency

        Prior to the quarter ending August 31, 2003, the Company’s primary functional currency was the Canadian dollar. During, the quarter ended August 31, 2003, the Company underwent some significant changes in its operations. Prior to May 31, 2000, the company was in the business of producing ostrich meat in Canada. Subsequently on June 1, 2000, the Company ceased operations and remained dormant until June 2003, when the Company decided to enter the mining industry in the United States. Due to the change in direction the Company was headed, the majority of its operations and transactions would be located in the United States and the majority of the transaction would be in U.S. dollars. This was considered “a significant change in economic facts and circumstances” per SFAS 52, Appendix A and thus the Company changed its functional currency from the Canadian dollar to the U.S. dollar.

        The Company’s primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the year ended May 31, 2004 and 2003, no transaction gains or losses occurred.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

        Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for May 31, 2004 and 2003 and are thus not considered.

F — 14

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Stock Options

        The Company has adopted SFAS No. 123, “Stock Option and Purchase Plans”, which establishes standards for reporting compensation expense for stock options that have been issued. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model.

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

Advertising Costs

        Advertising costs are expensed as incurred. There was no advertising expense for the year ended May 31, 2004 and 2003.

F — 15

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 — INCOME TAXES

        As of May 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $21,684,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 — EXPLORATION STATE COMPANY/ GOING CONCERN

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

NOTE 4 — RELATED PARTY TRANSACTIONS

        As of May 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

        On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. On January 24, 2004, Mr. Johnstone converted these shares into the same number of common shares and transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe. Compensation expense of $16,254,000 was record in connection with the transfer.

F — 16

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 — STOCK OPTIONS / WARRANTS

        Pursuant to a 2003 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”) or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

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

        Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

        On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2004, 5,290,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

        In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

Risk Free Rate (Equal to Libor)	1.028%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	96.00%
Expected Dividend yield of Stock	0.00

F — 17

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 — STOCK OPTIONS / WARRANTS (Continued)

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

        The following table sets forth the options and warrants outstanding as of May 31, 2004. There were no options or warrants outstanding as of May 31, 2003.

	Option / Warrants Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Options & warrants outstanding, May 31, 2003	--	$--
Granted, Exercise price more than fair value	3,895,000	0.79		0.64
Granted, Exercise price less than fair value	6,251,000	1.27		1.91
Expired	--		--
Exercised	(4,650,000)	0.80

Options & warrants outstanding, May 31, 2004	5,496,000	$1.32

F — 18

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 — STOCK OPTIONS / WARRANTS (Continued)

        Exercise prices for optioned shares and warrants outstanding as of May 31, 2004 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

Exercise Price	Shares / Warrants Outstanding	Weighted- Average Exercise Price	Shares/ Warrants Currently Exercisable	Weighted- Average Exercise Price Currently Exercisable	Weighted- Average Contractual Remaining Life
$ 0.05	550,000	$0.05	550,000	$0.05	10 years
0.80	10,000	0.80	10000	0.80	10 years
1.03	80,000	1.03	80,000	1.03	10 years
1.40 to 1.45	2,428,000	1.43	700,000	1.43	5 years
1.50 to 1.55	2,428,000	1.52	700,000	1.52	5 years

NOTE 6 — COMMON STOCK TRANSACTIONS

        The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended).

        At inception, the Company issued 7,600,000 shares of common stock to its officers and directors for services performed and payments made on the Company’s behalf during its formation. This transaction was valued at approximately $.001 per share or an aggregate approximate $1,000.

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

F — 19

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 — COMMON STOCK TRANSACTIONS (Continued)

        On September 2, 2003, the Company’s previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock. On January 24, 2004, Mr. Johnstone transferred 3,000,000 common shares to each of the three directors. Compensation expense of $16,254,000 was record in connection with the transfer.

        During September, October and November 2003, 3,075,000 common shares were issued to various directors and consultants in connection with the exercising of stock options for $1,710,225 in cash. The exercise price ranged from $0.05 to $1.50.

        On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for $1,080,000 in cash to Almir Ramic, Colin Worth and Jill Kurucz. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

        During the quarter ending February 29, 2004, 245,000 common shares were issued in connection with the exercising of stock options for cash of $189,600. The exercise price ranged from $0.75 to $1.03.

        During March and April 2004, 1,335,000 common shares were issued in connection with the exercising of stock options for cash of $1,837,500. The exercise price ranged from $0.75 to $1.50.

NOTE 7 — PREFERRED STOCK

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

F — 20

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 — PREFERRED STOCK (Continued)

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

        On June 11, 2003, the Company issued 13,500,000 Series A shares of preferred stock to its president for services rendered and recorded $13,500 in consulting expenses. The Series A shares have non-cumulative dividends of 7% of the redemption price when declared by the Board. On September 2, 2003, the Company’s previous president converted his 13,500,000 shares of preferred stock into 13,500,000 shares of common stock.

NOTE 8 — STOCK SPLIT

        On June 17, 2003, the Company approved a forward split at a rate of one for seven and six-tenths so that each share of common stock will be equal to 7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

NOTE 9 — MINERAL PROPERTIES

        The Company has an agreement with Minquest, Inc. which gives them the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

        In order to earn a 100% interest in these two properties, the Company must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If the Company has not incurred the requisite expenditures to maintain the option in good standing, the Company has a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an

F — 21

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 — MINERAL PROPERTIES (Continued)

expenditure incurred by us during such period. Since the payment obligations are non-refundable, if the Company does not make any payments, it will lose any payments made and all our rights to the properties. If all said payments are made, then the Company will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at anytime to discontinue making the payments if the exploration is determined to be unfeasible.

        As of May 31, 2004, $75,000 has been paid for in connection with the acquisition of these rights and $263,094 has been paid for expenditures in exploration of these properties. As these properties are unproven, the $350,548 has been expensed.

F — 22

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Gold Corp.
(Registrant)

Dated: September 13, 2004	By: /s/ Ronald C. Blomkamp Ronald C. Blomkamp President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2004	By: /s/ Robert A. Sibthorpe Robert A. Sibthorpe Director

Dated: September 13, 2004	By: /s/ Robert D. Coale Robert D. Coale Director