Form 10KSB/A
period 2003-05-31
PATRIOT GOLD CORP
filed 2004-10-06
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 3


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

Total revenues for fiscal year ended May 31, 2003: $0


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                Explanatory Note


We are filing this Amendment No. 3to our Annual Report on Form 10-KSB for the year ended May 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 26, 2003 the filing date of our Annual Report on Form 10KSB for the year ended May 31, 2003. Accordingly, this Amendment No. 3 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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

Financing

In July 2003 we completed a private placement of shares and warrants which generatedan aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, a further $1,723,650was obtained from the exercise of stock options issued under the company's stock option plan. With the funds currently held by the company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects.

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


We had a net loss of $11,215 for the year ended May 31, 2003, compared to a net loss of $2,630 for the year ended May 31, 2002. Operating expenses for the year ended May 31, 2003 was $11,215, as compared to $2,630 of expenses for the year ended May 31, 2002. The reason for the increase in our expenses and our net loss was due an increase in our legal and accounting fees. Losses on operations will continue until sufficient revenues can be achieved from our anticipated business.


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

Robert D. Coale has been a director since June 23, 2003. He is a Professional Engineer with a specialty in the mining sector. With two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota
(1982), he has over 30 years of resource related business and management experience. From November of 1999 to present, Mr. Coale has acted as Senior Project Manager for EFS West, a privately held engineering and construction company located in Van Nuys, CA. At EFS West, he is responsible for development of natural gas and landfill gas (LFG) reciprocating internal combustion (RIC) engine generator plants from 800 kW to more than 5 MW, and as design engineer for liquefied and compressed natural gas storage and fueling facilities. He was a member of the technical advisory board of Andean American Mining Co., a publicly listed company that is a reserve stage gold mining company, from April of 2002 to May of 2003. From April of 1996 to November of 1999 Mr. Coale acted as a consulting Metallurgical/Environmental Engineer. During this time he was also president of Yuma Copper Corp., a Canadian junior public mining company that is an exploration stage cooper mining company, and was responsible for managing activities during the exploration for copper oxides and development of three separate properties in the Second Region of Chile. He also acted as a member of the Board of Directors of Francisco Gold Corp., a Canadian publicly listed junior resource exploration company that is an exploration stage mining company. From September, 1992 to April, 1996 Mr. Coale again acted as a consulting engineer. He was responsible for evaluation of mineral properties worldwide including development of metallurgical processing design and closure plans for industrial and mine sites. He was also responsible for the technical direction and management of a group of engineers, scientists, and technicians involved in landfill and mineral leaching facility design, construction, and construction quality assurance. From August of 1989 to September of 1992 Mr. Coale was Technical Director of Mine Reclamation Corporation, a privately held company located in Palm Springs, California that refurbishes spent mines for other uses such as waste disposal. He was responsible for the direction of technical development and environmental permitting of the Eagle Mountain Project, a 20,000 tons per day municipal solid waste-by-rail landfill in Southern California including design and engineering of landfill facilities including liner system, leachate recovery and treatment, and transportation (rail and truck) facilities. Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board. During the fiscal year ended May 31, 2003, the Board, which consisted of one individual, adopted 4 resolutions.

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



(b) Reports on Form 8-K. None.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                              MAY 31, 2003 AND 2002

                                    CONTENTS


                                                                          Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
May 31, 2003 and 2002....................................................F - 2

Statements of Operations for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
    June 1, 2000 (Inception of Exploration State) to May 31, 2003........F - 3

Statement of Stockholders' Equity
   Since November 30, 1998 (Inception) to May 31, 2003...................F - 4

Statements of Cash Flows for the
   Year Ended May 31, 2003 and 2002 and the Cumulative Period
   June 1, 2000 (Inception of Exploration State) to May 31, 2003.........F - 6

Notes to Financial Statements............................................F - 7

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

                                                     Respectfully Submitted,


                                                    /S/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
August 13, 2003

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                            May 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Current Assets - Cash & Cash Equivalents                                     $                -  $                -
                                                                             ------------------  ------------------

Total Assets                                                                 $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           14,059  $            6,816
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at May 31, 2003 and 2002                                               -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 15,230,400 shares at
    May 31, 2003 and 2002                                                                15,230              15,230
  Paid-In Capital                                                                        45,810              41,838
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                              (17,656)             (6,441)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (14,059)             (6,816)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
Revenues                                                  $               -  $                -  $                -
Cost of Revenues                                                          -                   -                   -
                                                          -----------------  ------------------  ------------------

Gross Margin                                                              -                   -                   -

Expenses
   General & Administrative                                          11,215               2,630              17,656
                                                          -----------------  ------------------  ------------------

Net Loss from Operations                                            (11,215)             (2,630)            (17,656)

Other Income (Expense)
   Interest, Net                                                          -                   -                   -
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (11,215) $           (2,630) $          (17,656)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $               -  $                -
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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               Deficit
                                                                                       Cumulative            Accumulated
                                                                                        Currency               During
                                    Preferred Stock        Common Stock       Paid-In  Translation  Retained Exploration
                                    Shares  Par Value    Shares   Par Value   Capital  Adjustment   Deficit     State     Total
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Balance at November 30, 1998       $  --     $  --           --     $  --     $  --      $  --      $  --      $  --     $  --
(inception)

November 30, 1998 Issuance of
  Stock for services and payment
  of accounts payable                 --        --      1,000,000     1,000      --         --         --         --       1,000

April 1, 1999 Issuance of Stock
  for cash pursuant to private
  placement                           --        --      1,004,000     1,004    49,196       --         --         --      50,200

Net Loss                              --        --           --        --        --         --      (38,305)      --     (38,305)
Currency Translation Adjustment       --        --           --        --        --      (15,996)      --         --     (15,996)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Total Comprehensive Loss              --        --           --        --        --      (15,996)   (38,305)      --     (54,301)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Balance at May 31, 1999               --        --      2,004,000     2,004    49,196    (15,996)   (38,305)      --      (3,101)

Retroactive Adjustment for 1:7.6
   Stock Split June 17, 2003          --        --     13,226,400    13,226   (13,226)      --         --         --        --
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Restated Balance May 31, 1999         --        --     15,230,400    15,230    35,970    (15,996)   (38,305)      --      (3,101)

Net Loss                              --        --           --        --        --         --       (2,777)      --      (2,777)
Currency Translation Adjustment       --        --           --        --        --         (489)      --         --        (489)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Total Comprehensive Loss              --        --           --        --        --         (489)    (2,777)      --      (3,266)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Balance at May 31, 2000               --        --     15,230,400    15,230    35,970    (16,485)   (41,082)      --      (6,367)

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                               Deficit
                                                                                       Cumulative            Accumulated
                                                                                        Currency               During
                                    Preferred Stock        Common Stock       Paid-In  Translation  Retained Exploration
                                    Shares  Par Value    Shares   Par Value   Capital  Adjustment   Deficit     State     Total
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Contributed Capital                   --     $  --           --     $  --     $ 3,788    $  --      $  --      $  --     $ 3,788

Net Loss                              --        --           --        --        --         --         --       (3,811)   (3,811)
Currency Translation Adjustment       --        --           --        --        --          172       --         --         172
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Total Comprehensive Loss              --        --           --        --        --          172       --       (3,811)   (3,639)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Balance at May 31, 2001               --        --     15,230,400    15,230    39,758    (16,313)   (41,082)    (3,811)   (6,218)

Contributed Capital                   --        --           --        --       2,080       --         --         --       2,080

Net Loss                              --        --           --        --        --         --         --       (2,630)   (2,630)
Currency Translation Adjustment       --        --           --        --        --          (48)      --         --         (48)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Total Comprehensive Loss              --        --           --        --        --          (48)      --       (2,630)   (2,678)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Balance at May 31, 2002               --        --     15,230,400    15,230    41,838    (16,361)   (41,082)    (6,441)   (6,816)

Contributed Capital                   --        --           --        --       3,972       --         --         --       3,972

Net Loss                                        --           --        --        --         --         --      (11,215)  (11,215)
Currency Translation Adjustment       --        --           --        --        --         --         --         --        --
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------
Total Comprehensive Loss              --        --           --        --        --         --         --      (11,215)  (11,215)
                                   -------   -------   ----------   -------   -------    -------    -------    -------   -------

Balance at May 31, 2003               --     $  --     15,230,400   $15,230   $45,810    $(16,361)  $(41,082)  $(17,656) $(14,059)
                                   =======   =======   ==========   =======   =======    =======    =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                                      F -

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                   For the Years Ended              Inception of
                                                                         May 31,                    Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (11,215) $           (2,630) $          (17,656)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Increase (Decrease) in accounts payable                            7,243                 550               7,816
   Issuance of common stock for expenses                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              (3,972)             (2,080)             (9,840)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash used in investing activities                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from contributed capital                                     3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                             3,972               2,080               9,840
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Income taxes                                            $               -  $                -  $                -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $18,000 for the period from June 1, 2000 (inception of exploration state) to May 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                      For the Year Ended May 31, 2003
Basic Loss per Share
Loss to common shareholders                             $          (11,215)          15,230,400  $                   -
                                                        ==================  ===================  ==================

                                                                      For the Year Ended May 31, 2002
Basic Loss per Share
Loss to common shareholders                             $           (2,630)          15,230,400  $                   -
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

NOTE 2 - INCOME TAXES

         As of May 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $58,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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


                           GLOSSARY OF TECHNICAL TERMS


CSMT Survey. An electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface.

Geochemical Sampling. Sampling of rocks or soil and determination of the absolute abundances of elements.

Geologic mapping. Producing a plan map of the rock types, structure and alteration.

Ground magnetic survey. Recording variations in the earth's magnetic field and plotting same.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Resource. An estimate of the total tons and grade of a mineral deposit.

Reverse circulation drilling. A less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give as much information about the underlying rocks.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Patriot Gold Corp.
                                  (Registrant)




Dated: September 28,2004                By: /s/ Ronald C. Blomkamp
      -----------------------           ----------------------------------------
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





Dated: September 28, 2004                By: /s/ Robert A. Sibthorpe
-----------------------------            ---------------------------------------

                                         Robert A. Sibthorpe
                                         Director



Dated: September 28, 2004                By: /s/ Robert D. Coale
-----------------------------            ------------------------------------
                                         Robert D. Coale
                                         Director