Form 10QSB/A
period 2003-08-31
PATRIOT GOLD CORP
filed 2004-10-06
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                 Amendment No. 3



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

Common  Stock,  $0.001 par value,  27,939,400shares  outstanding  as of April 8,
2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No

                                Explanatory Note


We are filing this Amendment No. 3 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No.
333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $15,747 in costs of exploring unproven properties which we previously had capitalized.


For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 14, 2003, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2003. Accordingly, this Amendment No. 3 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.



                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                 August 31,           May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          337,109  $                -
    Receivables                                                                             458                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          337,567  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           35,180  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      13,500,000 and 0 shares issued at August 31, 2003
      and May 31, 2003                                                                   13,500                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 10,260,400 and 15,230,400 shares at
    August 31, 2003 and May 31, 2003                                                     10,260              15,230
  Paid-In Capital                                                                       652,110              45,810
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                             (316,040)            (17,656)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         302,387             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          337,567  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                    For the Three Months            June 1, 2000
                                                                            Ended                   Inception of
                                                                         August 31,                 Exploration
                                                              ---------------------------------
                                                                   2003              2002              State
                                                              ---------------   ---------------  ------------------
Revenues                                                      $             -   $             -  $                -
Cost of Revenues                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

Gross Margin                                                                -                 -                   -

Expenses:
   Mining Costs                                                        15,747                 -              15,747
   General & Administrative                                           282,637             1,200             300,293
                                                              ---------------   ---------------  ------------------

Net Loss from Operations                                             (298,384)           (1,200)           (316,040)

Other Income (Expense)
   Interest, Net                                                            -                 -                   -
                                                              ---------------   ---------------  ------------------

     Net Loss                                                 $      (298,384)  $        (1,200) $         (316,040)
                                                              ===============   ===============  ==================


Basic & Diluted loss per
    Share                                                     $         (0.03)  $             -
                                                              ===============   ===============

Weighed Average Shares
    Outstanding                                                    10,746,550        15,230,400
                                                              ===============   ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (298,384) $           (1,200) $         (316,040)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                            235,355                   -             235,355
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (458)                  -                (458)
   Increase (Decrease) in Accounts Payable                           21,121                (550)             28,937
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                             (28,866)             (1,750)            (38,706)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  365,975                   -             365,975
Proceeds from Contributed Capital                                         -               1,750               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         365,975               1,750             375,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         337,109                   -             337,109
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         337,109  $                -  $          337,109
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During June and July 2003, the Company granted 2,115,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.03 per share. Consulting expense of $235,355 was recorded.

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $316,000 for the period from June 1, 2000 (inception of exploration state) to August 31, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placement which closed in July 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $235,355 has been recorded in connection with the granting of the stock options. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

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

We will require additional capital to fund our operations. A private placement consummated in November 2003, generated an aggregate of $1,080,000of gross proceeds through the issuance of shares of common stock and warrants, and a further $1,723,650 was collected from the exercise of stock options issued under the company's stock option plan. We cannot be certain that any additional financing will be available to us. However, notwithstanding the going concern opinion we have received from our auditors, we believe that the funds that we now have on hand exceed our anticipated obligations for the next 12 months.

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


RESULTS OF OPERATIONS


During the three months ended August 31, 2003, we incurred a net loss of $298,384 compared to a net loss of $1,200 for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operation. Currently we are engaged in the first phase work program on our Nevada property which consists of ground magnetics and CSAMT geophysics.REVENUES


We had no revenues for the quarter ended August 31, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended August 31, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES


General and Administrative (G&A) expenses for the quarters ended August 31, 2003 and 2002, were $282,637 and $1,200, respectively. The increase in G&A expenses from 2002 to 2003 is largely attributable to compensation expense in connection with the issuance of stock and stock options of $13,500 and $235,355, respectively and general and administrative expenses related to the implementation of our business plan to acquire a small interest in a mining exploration project of $36,384. The stock options were issued to various consultants and were issued at a discounted price. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method.


LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of August 31, 2003, reflects assets of $337,567 consisting of cash of $337,109 and receivables of $458and total liabilities consisting of accounts payable of $35,180.

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

                                       Patriot Gold Corp.

Date: September 29, 2004               By   /s/ Ronald C. Blomkamp
                                            ----------------------
                                            Ronald C. Blomkamp
                                            President, Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Treasurer