Form 10QSB/A
period 2003-11-30
PATRIOT GOLD CORP
filed 2004-10-06
CIK 1080448

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

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
             (Exact name of registrant as specified in its charter)

                   Nevada                                    86-0947048
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)


   #501-1775 Bellevue Avenue, West Vancouver, British Columbia Canada V7V 1A9
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Explanatory Note


We are filing this Amendment No. 3 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $42,747 in costs of exploring unproven properties which we previously had capitalized.

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                November 30,          May 31,
                                                                             ------------------  ------------------
                                                                                    2003                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $          715,651  $                -
    Receivables                                                                             675                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $          716,326  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           16,534  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at November 30, 2003
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,699,400 and 15,230,400 shares at
    November 30, 2003 and May 31, 2003                                                   27,699              15,230
  Paid-In Capital                                                                     5,188,979              45,810
  Stock Subscription Receivable                                                      (2,345,750)                  -
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                           (2,113,693)            (17,656)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         699,792             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $          716,326  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Exploration
                                 --------------------------------- ---------------------------------
                                       2003             2002             2003             2002               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
   Mining Costs                             27,010               -            42,757               -              42,757
   General & Administrative              1,770,643             695         2,053,280           1,895           2,070,936
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,797,653)           (695)       (2,096,037)         (1,895)         (2,113,693)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $(1,797,653)      $          (695)$      (2,096,037)$        (1,895)  $      (2,113,693)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.07)$             - $           (0.12)$             -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         25,593,499      15,504,000        18,186,094      15,504,000
                                 ================= =============== ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
                                                          -------------------------------------
                                                                2003                2002               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (2,096,037) $           (1,895) $       (2,113,693)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                          1,984,413                   -           1,984,413
   Common Stock Issued for Services                                  13,500                   -              13,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (675)                  -                (675)
   Increase (Decrease) in Accounts Payable                            2,475                 (75)             10,291
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                   (96,324)                       (1,970)           (106,164)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                  811,975                   -             811,975
Proceeds from Contributed Capital                                         -               1,970               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                         811,975               1,970             821,815
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         715,651                   -             715,651
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         715,651  $                  -$          715,651
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During 2003, the Company granted 3,735,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $1,984,413 was recorded.

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,113,000 for the period from June 1, 2000 (inception of exploration state) to November 30, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

NOTE 2 - INCOME TAXES

         As of November 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,113,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $1,984,413 has been recorded in connection with the granting of the stock options as of November 30, 2003. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

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

We will require additional capital to fund our operations. A private placement consummated in November 2003, generated an aggregate of $1,080,000 of gross proceeds through the issuance of shares of common stock and warrants, and a further $1,723,650 was collected from the exercise of stock options issued under the company's stock option plan. We cannot be certain that any additional financing will be available to us. However, notwithstanding the going concern opinion we have received from our auditors, we believe that the funds that we now have on hand exceed our anticipated obligations for the next 12 months.

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



RESULTS OF OPERATIONS


During the three months ended November 30, 2003, we incurred a net loss of $1,797,653 compared to a net loss of $695, for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operations so our net loss for the three months ended November 30, 2002 were as a result of $695 of expenses incurred during said period. These expenses consisted of professional services and administrative expenses. During the period ending November 30, 2003, we had general and administrative expenses of $ $1,770,643 and marketing and selling expenses of $0 and mining costs of $27,010. We expect such expenses to continue.


REVENUES

We had no revenues for the quarter ended November 30, 2003. No revenues were generated for the comparative period in 2002.

COST OF REVENUE

There was no cost of revenue for the quarter ended November 30, 2003.


GENERAL AND ADMINISTRATIVE EXPENSES


General and Administrative (G&A) expenses for the three and six months ended November 30, 2003 were $1,770,643 and $2,053,280, respectively, compared to $695 and $1,895 for the three and six months ended November 30, 2002. The increase in G&A expenses from 2002 to 2003 is largely attributable to $1,984,413 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method.




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