Form 10QSB/A
period 2004-02-29
PATRIOT GOLD CORP
filed 2004-10-06
CIK 1080448

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

                                Explanatory Note


We are filing this Amendment No. 3 to our Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $162,454 in costs of exploring unproven properties which we previously had capitalized.

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                February 29,          May 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        3,105,509  $                -
    GST Receivables                                                                       1,098                   -
    Prepaid Expenses                                                                      1,582                   -
                                                                             ------------------  ------------------

Total Assets                                                                 $        3,108,189  $                -
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           30,054  $           14,059
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at February 29, 2004
      and May 31, 2003                                                                        -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 27,939,400 and 15,230,400 shares at
    February 29, 2004 and May 31, 2003                                                   27,939              15,230
  Paid-In Capital                                                                    23,924,273              45,810
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                          (20,816,634)            (17,656)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       3,078,135             (14,059)
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        3,108,189  $                -
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                              Since
                                        For the Three Months                For the Nine Months           June 1, 2000
                                               Ended                               Ended                  Inception of
                                    February 29,     February 28,      February 29,     February 28,       Exploration
                                        2004             2003              2004             2003              State
                                 ------------------ ---------------  ----------------- ---------------  -----------------
Revenues                         $                - $             -  $               - $             -  $               -
Cost of Revenues                                  -               -                  -               -                  -
                                 ------------------ ---------------  ----------------- ---------------  -----------------

Gross Margin                                      -               -                  -               -                  -

Expenses:
    Mining Costs                            119,697               -            162,454               -            162,454
   General & Administrative              18,583,244           1,325         20,636,524           3,295         20,654,180
                                 ------------------ ---------------  ----------------- ---------------  -----------------

Net Loss from Operations                (18,702,941)         (1,325)       (20,798,978)         (3,295)       (20,816,634)

Other Income (Expense)
   Interest, Net                                  -               -                  -               -                  -
                                 ------------------ ---------------  ----------------- ---------------  -----------------

     Net Loss                    $      (18,702,941)$        (1,325) $     (20,798,978)$        (3,295) $     (20,816,634)
                                 ================== ===============  ================= ===============  =================


Basic & Diluted loss per
    Share                        $            (0.68)$             -  $           (0.84)$             -
                                 ================== ===============  ================= ===============


Weighted Average Shares
    Outstanding                          27,854,785      15,230,400         24,930,951      15,230,400
                                 ================== ===============  ================= ===============










   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                            February 29,        February 28,        Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $     (20,798,978) $           (3,295) $      (20,816,634)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                          4,280,347                   -           4,280,347
   Common Stock Issued for Services                              16,267,500                   -          16,267,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                (1,098)                  -              (1,098)
   (Increase) Decrease in Prepaid Expenses                           (1,582)                  -              (1,582)
   Increase (Decrease) in Accounts Payable                           15,995                 723              23,811
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                            (237,816)             (2,572)           (247,656)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                3,343,325                   -           3,343,325
Proceeds from Contributed Capital                                         -               2,572               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       3,343,325               2,572           3,353,165
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       3,105,509                   -           3,105,509
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       3,105,509  $                -  $        3,105,509
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During 2003, the Company granted 3,735,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $4,280,347 was recorded.

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $20,816,000 for the period from June 1, 2000 (inception of exploration state) to February 29, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of February 29, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $20,857,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. Subsequently, Mr. Johnstone converted these shares into the same number of common shares and transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe. Compensation expense of $16,267,500 was record in connection with the transfer.

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

         In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $4,280,347 has been recorded in connection with the granting of the stock options as of February 29, 2004. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

Risk Free Rate (Equal to Libor)                                      1.028%
Expected Life of Option                                              10years
Expected Volatility of Stock (Based on Historical Volatility)        96.00%
Expected Dividend yield of Stock                                     0.00

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

NOTE 10 - SUBSEQUENT EVENTS

         On March 5, 2004, the Company issued 270,000 in additional stock options with an exercise price of $.75. Consulting expense of $612,055 will be recorded as a result of these stock options.

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

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. Our primary focus in the natural resource sector is gold. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations. With this in mind, we have to this date identified and secured two properties in the Walker Lane area of Nevada, and are working to acquire a property in the historic Oatman mining district of Arizona. The property is located some 5 miles northwest to the town of Oatman, with Kingsman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north.
With adequate funding to meet all our obligations on our current projects, as well as those of any that are currently under review for acquisition, and a highly qualified and well motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

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


         The Company had no selling and marketing expenses from continuing operations for the three and nine months ended February 29, 2004 and the three and nine months ended February 28, 2004. Mining Costs were $119,697 and $162,454 for the three and nine months ended February 29, 2004 and $0 for the three and nine months ended February 28, 2003. These expenses include costs money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $18,583,244 and $20,636,524 for the three and nine months ended February 29, 2004 and $1,325 and $3,295for the three and nine months ended February 28, 2003. The increase in general and administrative expenses from 2003 to 2004 is largely attributable to $4,280,347 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price and $16,254,000 in consulting fees as a result of 9,000,000 shares being transferred from Bruce Johnstone to three officers. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

         The Company recorded a net loss from continuing operations of $18,702,941 and $20,798,978 for the three and nine months ended February 29, 2004 compared to a net loss of $1,325 and $3,295 for the same period in 2003. Increase in the net loss is attributable to the execution of the Property Option Agreement with Minquest. Which up until that point we had no operations.



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