Form 10KSB/A
period 2004-05-31
PATRIOT GOLD CORP
filed 2004-10-12
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended May 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of September 14, 2004, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. We paid the first installment on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2004. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $130,000 in the fall of 2004 on a five or six hole drilling program. A three percent NSR production royalty is retained by MinQuest.

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

A five or six hole drilling program is planned for the fall of 2004. The total cost of this program is estimated to be $130,000. If this drilling program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000.

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

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling is now planned for the spring or summer of 2005. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. The cost of trenching and sampling at Vernal will be approximately $40,000. We currently have no plans for any drilling of the Vernal property, but if a significant thickness of anomalous gold is found in the trenches, the area would be drilled. This would involve five or six holes approximately 300 feet deep. The cost of this drilling program would be around $75,000.

The Vernal property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, explored the Vernal property back in the 1980s, and who in 1983 mapped, sampled and drilled the Vernal property. Amelsco have not been involved with the Vernal property over the last 20 years and are not associated with our option on the property or the exploration work we are doing there. A 225 feet wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet) and larger veining trends northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

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

We hold the property via 65 unpatented mining claims and 7 patented claims(1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004 we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest. The patented claims are held collectively by numerous owners within an extended family, and we have the right to purchase these patented claims from these owners under the terms of a letter of intent which is discussed in the subsequent section titled “Letter of Intent”.

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

Phase 1 drilling has been completed at the Moss Mine Project. A total of 36 holes were drilled totaling 2,471 meters (8,107 feet). Thirty holes were drilled on the Moss property, and six holes were drilled on one of the adjacent parcels of land. Geochemical results of gold and silver assaying are currently being collected, plotted and cross-sections constructed. Final results are still pending, and we expect to have results by October 2004.

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

The property is comprised of 6 patented claims, which as a group, we call the Williams claim. These claims are held collectively by as many as 23 owners within an extended family who are represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed. On February 19, 2004, we executed a formal agreement to purchase the property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which is acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 was delivered to the sellers. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers.

On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the property, and on August 27, 2004 we paid the final $300,000 to the sellers.

Seller has delivered to us all information in their possession about the property. During the six month period after the signing of the definitive agreement we had the right to conduct our due diligence on the property and if we decide not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associated with the purchase of the property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the property, doing so would give us full rights to begin mining operations.

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

Due Diligence Perfomed on Moss

In October, 2003, our director Robert Sibthorpe (who is a geologist by training) evaluated a proposal for the purchase of the Moss mine in Arizona. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. At the recommendation of Mr. Sibthorpe, on January, 2004, Mr. Robert Coale (P.Eng.), another one of our directors visited the site to see the overall geological setting and occurrence of mineralization and evaluate the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At this time, the recent metallurgical data and reports that had been collected from the sellers were reviewed for study. Mr. Coale concluded that ore that would be obtained from the property would be leachable (a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from the ore, and then the liquid is collected and the metals extracted from it). He further concluded that gold and silver values could be recovered, and that similar metal recoveries are achieved regardless of head grade. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) are not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body is further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summery of the property, and reviewing the Draft Budget supplied by Richard Kern, our work program contractor, that was laid out for the drilling program planned for the property. The drilling was conducted throughout the spring and early summer of 2004, and in June, 2004, Mr. Sibthorpe wrote a report incorporating the results of the drilling program which encouraged us to pursue the project. Also in June, 2004, Mr. Kern sent a Memo to the Company regarding the potential at Moss, in which he expressed his view that because of the additional ounces of gold that had been added to the ore deposit by the recent drill program, he believed we had reached the threshold needed for a small mine to be considered. His recommendation was that we should proceed with the purchase of the patented claims.

Based on the information gathered in this due diligence process, and on the recommendation of our board members and consultants, the decision to proceed with the purchase of the patented claims was made. On August 27, 2004, the final payment of $300,000 was paid to the escrow agent for the closing of the sale, and we have been informed by the escrow agent that the purchase should be completed and the sellers should have their payout from the escrow agent by October 15, 2004.

Financing

In July 2003, we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, a further $3,737,350 was obtained from the exercise of stock options issued under the Company’s stock option plan. With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “PGOL.OB”. The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low bid prices for our common stock for the calendar year periods indicated below are as follows:

YEAR	QUARTER	HIGH	LOW
2000 2001 2001 2001 2001	Fourth First Second Third Fourth	0 0 0 0 0.01	0 0 0 0 0.01

YEAR	QUARTER	HIGH	LOW
2002 2002 2002 2002 2003 2003 2003 2003 2004 2004 2004	First Second Third Fourth First Second Third Fourth First Second Third	0.01 0.01 0.01 0.01 0.01 1.05 2.03 2.05 2.70 2.45 0.90	0.01 0.01 0.01 0.01 0.01 0.01 1.02 1.30 1.88 0.67 037

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

Bruner and Vernal Projects.

We have fulfilled our exploration commitments with respect to both Bruner and Vernal projects of $75,000 for the period ending July 25, 2004, during which we spent $85,500. The excess expenditures will be credited towards our commitment for period ending July 25, 2005, as allowed for in the agreement with MinQuest. Surveys (geology and geophysics) have been done showing likely areas for drilling. A drill program has been formulated for the Bruner property and we are currently waiting for the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites on the Bruner property have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. Because of the slow approval process, drilling on the property is now scheduled for the fall of 2004. The total cost of this program for the Bruner property is estimated to be $130,000. If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000. Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling of the Vernal property is now planned for the spring or summer of 2005. The estimated cost of the trenching is $40,000 . We currently have no plans for any drilling of the Vernal property, but if a significant thickness of anomalous gold is found in the trenches, the area would be drilled. This would involve five or six holes approximately 300 feet deep. The cost of this drilling program would be around $75,000.

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

The economics of a deposit of this size and grade warrant a Scoping Study level investigation, which involves a detailed study of the various possible methods to mine a deposit. This could be done at a cost of approximately $50,000. Audit samples are being forwarded to Vancouver to test its heap leaching potential. The next step is estimation of its high grade underground potential. Models are under review as a basis for a revised drilling plan, and discussions are underway to plan out when the next work programs will be scheduled.

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

SUMMARY OF ANNUAL COMPENSATION

				Long-term compensation
	Annual Compensation			Awards			Payouts
Names and Principal position	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award ($)	Securities underlying (s)		LTIP payouts options /SAR (#)	All other compensation ($)
Ron Blomkamp	NA	NA	NA	NA	200,000	(1)	NA	NA
President, Chief
Executive and
Financial Officer
and Director

Robert A. Sibthorpe	NA	NA	NA	NA	200,000	(2)	NA	NA
Director

Robert D. Coale	NA	NA	NA	NA	100,000	(3)	NA	NA
Director

None of our officers and directors has received any other compensation from us other than as indicated above.

(1)	Ron Blomkamp, who became our sole executive officer and a Director in July 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the Amended 2003 Stock Option Plan.

(2)	Robert A. Sibthorpe, who became a director in June 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the Amended 2003 Stock Option Plan.

(3)	Robert D. Coale, who became a director in June 2003, was granted the right to purchase an aggregate of 100,000 options pursuant to the Amended 2003 Stock Option Plan.

OPTION/SAR GRANTS

(INDIVIDUAL GRANTS)
Name (a)	Number Of Securities Underlying Options/SARS Granted (#) (b)	Percent Of Total Options /SARs Granted to Employees In Fiscal Year May 31, 2004 (c)	Exercise or Base Price ($/Sh) (d)	Expiration Date (e)
Ron Blomkamp	200,000	40%	$0.05	10/1/13

Robert A	200,000	40%	$0.05	6/23/13
Sibthorpe

Robert D. Coale	100,000	20%	$0.05	6/23/14

AGGREGATE OPTION/SAR EXERCISES
AND FISCAL QUARTER END OPTIONS/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Unexercised Securities Underlying Options/SARs at FY-End(#) Exercisable/ Unexercisable	Value Of Unexercised In-The-Money Option/SARs at FY-End($) Exercisable/ Unexercisable (1)
Ron Blomkamp	--	--	200,000	--

Robert A. Sibthorpe	--	--	200,000	--

Robert D. Coale	--	--	100,000	--

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
Suite 304
33675 Marshall Road
Abbotsford, B.C
Canada V2S 1L4
Colin Bruce Worth	1,600,000	(3)	5.7%
P.O. Box 1880
40439 Tantalus Road
Squamish, B.C
Canada V0N 3G0
Robert A. Sibthorpe	3,200,000	(4)	10.9%
Robert D. Coale	3,100,000	(5)	10.6%
Ronald C. Blomkamp	3, 215,000	(6)	10.9%
Directors and Officers as a Group (3	9,515,000		32.0%
individuals)

(1)	In June 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Bruce Johnstone, our officer and director from October 2002 until July 2003. In September, Mr. Johnstone exchanged his 13,500,000 preferred shares for 13,500,000 shares of our common stock. On January 22, 2004, Mr. Johnstone transferred 9,000,000 shares of common stock to our three directors without any compensation; the value of those shares on said date was $16,254,000(based on $2.15 (based on a discount of approximately 16% on $2.15, which was the closing price of our common stock on the OTC at the close of trading on January 22, 2004). The value of the shares transferred to our three directors was discounted by approximately 16% from the market value of $2.15 per share because they are restricted. The current value of those shares, as of September 10, 2004, was $3.87 million. Mr. Johnstone transferred the shares to our three directors in exchange for our agreement to register his remaining shares of common stock. We entered into such an agreement in order to align the interest of our directors with those of our shareholders.

(2)	Includes 1,800,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. The warrants purchased by Mr. Ramic in the November 2003 private placement are not exercisable until November 27, 2004. However, because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Ramic’s beneficial ownership.

(3)	Includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth.

(4)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(5)	Includes 100,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(6)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans that were approved by our stockholders.

Set forth below is certain information as of May 31, 2004 regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders — as of May 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance
Amended 2003 Stock Option Plan	5,290,000	(1)	$0.72	306,000

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

o	an initial start up fee of $495,
o	a monthly fee of $195 for the mail order fulfillment service,
o	a processing fee of $0.95 per request, and
o	the cost of postage and handling of investor packages mailed by Shareholder.com.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant.(a)
3.2	Registrant's Restated Articles of Incorporation.(b)
3.3	By-Laws of Registrant.(a)
4.1	Specimen common stock Certificate.(i)
4.2	Form of Class A Warrant.(d)
4.3	Form of Class B Warrant.(d)
4.4	Form of Class C Warrant.(d)
4.5	Form of Class D Warrant.(d)
4.6	Warrant Agreement- July 2003 private placement.(d)
4.7	Form of Class A-1 Warrant.(e)
4.8	Form of Class B-1 Warrant.(e)
4.9	Form of Class C-1 Warrant.(e)
4.10	Form of Class D-1 Warrant.(e)
4.11	Warrant Agreement - November 2003 private placement.(c)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation.(d)
10.2	Stock Option Plan.(f)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone.(g)
10.4	Shareholders' Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale.(e)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights.(i)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams.(i)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent.(h)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (c)
24.1	Consent of Robison, Hill & Co.#
31	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

#Filed herewith.

(a)Previously filed as an exhibit to the Company’s Form 10SB12g on June 25, 2001, SEC file number 0-32929.

(b)Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(c)Previously filed as an exhibit to the Company’s Amendment No. 2 to the registration statement on Form SB-2/A (SEC File Number 333-112424) filed on July 16, 2004.

(d)Previously filed as an exhibit to the Company’s May 31, 2003 Form 10KSB filed on August 26, 2003.

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

(g) Previously filed as an exhibit to the Company’s August 31, 2003 Form 10-QSB submitted to the SEC on October 14, 2003.

(h) Previously filed as an exhibit to the Company’s February 29, 2004 Form 10-QSB submitted to the SEC on April 9, 2004.

(i) Previously filed as an exhibit to the Company’s Amendment No. 3 to the registration statement on Form SB-2/A (SEC File Number 333-112424) filed on October 6, 2004.

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

F — 22

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Robison, Hill & Co. has served as the Company's Principal Accountant since 1999. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ending May 31,2004	Fiscal year ending May 31, 2003
Audit Fees	$14,995	$4,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of May 31, 2004, the Company’s Audit Committee did not have a formal, documented pre-approval policy for the fees of the principal accountant.

GLOSSARY OF TECHNICAL TERMS

Adularia. A potassium-rich alteration mineral.

Air track holes. Drill hole done with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is bleached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. An electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto Telluric Survey. The recording of variations in a generated electrical field using sophisticated survey methods.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, Arsenic may indicate the presence of gold.

Geochemical Sampling. Sampling of rocks or soil and determination of the absolute abundances of elements.

Geologic mapping. Producing a plan map of the rock types, structure and alteration.

Geophysical Survey. Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leachable. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from the ore, and then the liquid is collected and the metals extracted from it.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults.  These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. Landform similar to a dome, but smaller.

Quartz Monzonite. A coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional quartz veinlets.

Rc Holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

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

Rhyolite plug dome. A domal feature formed by the extrusion of viscous quartz-rich volcanic rocks.

Scintillometer survey. A survey of radioactive minerals using a scintillometer, a hand-held, highly accurate measuring device.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Silicic Dome. A convex landform created by extruding quartz-rich volcanic rocks

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic Center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from volcanic rocks.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Gold Corp.
(Registrant)

Dated: October 5, 2004

By: /s/ Ronald C. Blomkamp
Ronald C. Blomkamp
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive and Financial Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2004

By: /s/ Robert A. Sibthorpe
Robert A. Sibthorpe
Director

Dated: October 5, 2004

By: /s/ Robert D. Coale
Robert D. Coale
Director