Form 10QSB
period 2004-08-31
PATRIOT GOLD CORP
filed 2004-10-15
CIK 1080448

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

                      For the Quarterly Period Ended August 31, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
             (Exact name of registrant as specified in its charter)

                              Nevada                                                        86-0947048
-----------------------------------------------------------------------    ----------------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


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

Common Stock, $0.001 par value, 29,279,400 shares outstanding as of October 11, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                 August 31,            May 31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        4,207,046  $        3,049,991
    GST Receivables                                                                       1,554               1,344
                                                                             ------------------  ------------------

Total Assets                                                                 $        4,208,600  $        3,051,335
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           27,952  $           22,646
                                                                             ------------------  ------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at August 31, 2004 and May 31, 2004                                    -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 29,279,400 and 29,279,400 shares at
    August 31, 2004 and May 31, 2004                                                     29,279              29,279
  Paid-In Capital                                                                    26,376,487          26,376,487
  Subscription Receivable                                                               (79,000)         (1,676,500)
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                          (22,088,675)        (21,643,134)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       4,180,648           3,028,689
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        4,208,600  $        3,051,335
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                      Since
                                                                                                   June 1, 2000
                                                              For the Three Months Ended           Inception of
                                                                      August 31,                   Exploration
                                                               2004                2003               State
                                                        ------------------  ------------------  ------------------
Revenues                                                $                -  $                -  $                -
Cost of Revenues                                                         -                   -                   -
                                                        ------------------  ------------------  ------------------

Gross Margin                                                             -                   -                   -

Expenses
    Mining Costs                                                   415,446              15,747             765,994
   General & Administrative                                         30,095             282,637          21,322,681
                                                        ------------------  ------------------  ------------------

Net Loss from Operations                                          (445,541)           (298,384)        (22,088,675)

Other Income (Expense)
   Interest, Net                                                         -                   -                   -
                                                        ------------------  ------------------  ------------------

Net Loss                                                $         (445,541) $         (298,384) $      (22,088,675)
                                                        ==================  ==================  ==================


Basic & Diluted loss per
    Share                                               $            (0.02) $            (0.03)
                                                        ==================  ==================


Weighted Average Shares
    Outstanding                                                 29,279,400          10,746,550
                                                        ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (445,541) $         (298,384) $      (22,088,675)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                                  -             235,355           4,892,401
   Common Stock Issued for Services                                       -              13,500          16,267,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (210)               (458)             (1,554)
   (Increase) Decrease in Prepaid Expenses                                -                   -                   -
   Increase (Decrease) in Accounts Payable                            5,306              21,121              21,709
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                            (440,445)            (28,866)           (908,619)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                1,597,500             365,975           5,105,825
Proceeds from Contributed Capital                                         -                   -               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       1,597,500             365,975           5,115,665
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       1,157,055             337,109           4,207,046
Cash and Cash Equivalents
  at Beginning of Period                                          3,049,991                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       4,207,046  $          337,109  $        4,207,046
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Patriot Gold Corp. (An Exploration State Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of August 31, 2004 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $22,089,000 for the period from June 1, 2000 (inception of exploration state) to August 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

Nature of Business

         The Company has no products or services as of August 31, 2004. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

         The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the periods ended August 31, 2004 and 2003, no transaction gains or losses occurred.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

         Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for August 31, 2004 and 2003 and are thus not considered.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the periods ended August 31, 2004 and 2003.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - INCOME TAXES

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of August 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

                                                                                             Weighted
                                                                         Option /             Average            Weighted
                                                                         Warrants            Exercise            Average
                                                                          Shares               Price            Fair Value
                                                                    ------------------    ---------------    ----------------
Options & warrants outstanding, May 31, 2004                                 5,496,000    $             1.32

Granted, Exercise price more than fair value                                         -                  -                   -
Granted, Exercise price less than fair value                                         -                  -                   -
Expired                                                                              -                  -
Exercised                                                                            -                  -
                                                                    ------------------

Options & warrants outstanding, August 31, 2004                              5,496,000    $             1.32
                                                                    ==================    ===============

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - STOCK OPTIONS / WARRANTS (Continued)

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
                                                                  ===================    ===============

         Exercise prices for optioned shares and warrants outstanding as of August 31, 2004 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.05                550,000    $          0.05               550,000     $                0.05        10 years
0.80                               10,000               0.80                 10000                      0.80        10 years
1.03                               80,000               1.03                80,000                      1.03        10 years
1.40 to 1.45                    2,428,000               1.43               700,000                      1.43         5 years
1.50 to 1.55                    2,428,000               1.52               700,000                      1.52         5 years

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

         On February 19, 2004, the Company executed a formal agreement to purchase 100% mining interest in the Moss Mine property located in the historic Oatman gold mining district for $350,000. On February 27, 2004, $25,000 was paid in connection with this agreement and three months after signing, on June 14, 2004, an additional $25,000 was paid. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. On August 27, 2004, the Company paid the final $300,000 to the sellers.

         As of August 31, 2004, $375,000 has been paid for in connection with the acquisition of these rights and $390,994 has been paid for expenditures in exploration of these properties. As these properties are unproven, all $765,994 has been expensed.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2004 Form 10-KSB filed by us with the Securities and Exchange Commission. Given the fact that our shares are "penny stocks", the safe harbor of the Reform Act does not apply to forward-looking statements made by us or with our approval.

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

In the following discussion, there are references to "patented" mining claims and "unpatented" mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

MinQuest Property Option Agreement

Pursuant to a Property Option Agreement with MinQuest, we have the option to earn a 100% interest in the two Nevada mineral exploration properties that we are currently exploring. An overview of our activities and obligations with respect to these properties are set forth below.

Bruner Project

The property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads.

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. We paid the first installment on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2005. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $130,000 in the fall of 2004 on a five or six hole drilling program. MinQuest retains a three percent NSR production royalty.

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

A five or six hole drilling program is planned for the fall of 2004. The total cost of this program is estimated to be $130.000. If this drilling program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000.

Vernal Project

The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $22,500 and spend $250,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003, we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. We paid the first installment of $5,000 on August 27, 2004. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure will be applied towards our exploration commitment due by July 25, 2005. We are obligated to spend another $205,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006, 2007 and $55,000 by July 25, 2008. As noted below, we expect to spend an estimated $30,000 in the summer and fall of 2004 on trenching and additional geochemical sampling. MinQuest retains a three percent NSR production royalty.

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

Letter of Intent for the Moss Mine Property

In November 2003 we executed a letter of intent to purchase a 100% interest in the Moss Mine property located in the historic Oatman gold mining district. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.

The property is comprised of six patented claims, which as a group, we call the Williams claim. These claims are held collectively by as many as 23 owners within an extended family who are represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed.

On February 19, 2004, we executed a formal agreement to purchase the property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which was acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 deposit was to be delivered to the sellers. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the property. On August 27, 2004 we paid the final $300,000 to the sellers.

Seller has delivered to us all information in their possession regarding the property. During the six month period after the signing of the definitive agreement we had the right to conduct our due diligence on the property and if we decided not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associates with the purchase of the property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the property, doing so would give us full rights to begin mining operations.

Due Diligence Performed on the Moss Mine Property

In October 2003, our director Robert Sibthorpe (who is a geologist by training) evaluated a proposal for the purchase of the Moss mine in Arizona. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. At the recommendation of Mr. Sibthorpe, on January, 2004, Mr. Robert Coale (P.Eng.), another one of our directors visited the site to see the overall geological setting and occurrence of mineralization and evaluate the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At this time, the recent metallurgical data and reports that had been collected from the sellers were reviewed for study. Mr. Coale concluded that ore that would be obtained from the property would be leachable (a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from the ore, and then the liquid is collected and the metals extracted from it). He further concluded that gold and silver values could be recovered, and that similar metal recoveries are achieved regardless of head grade. Mr. Coale's analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) are not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body is further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summery of the property, and reviewing the Draft Budget supplied by Richard Kern, our work program contractor, that was laid out for the drilling program planned for the property. The drilling was conducted throughout the spring and early summer of 2004, and in June, 2004, Mr. Sibthorpe wrote a report incorporating the results of the drilling program which encouraged us to pursue the project. Also in June 2004, Mr. Kern sent a Memo to the Company regarding the potential at Moss, in which he expressed his view that because of the additional ounces of gold that had been added to the ore deposit by the recent drill program, he believed we had reached the threshold needed for a small mine to be considered. His recommendation was that we should proceed with the purchase of the patented claims.

Based on the information gathered in this due diligence process, and on the recommendation of our board members and consultants, the decision to proceed with the purchase of the patented claims was made. On August 27, 2004, the final payment of $300,000 was paid to the escrow agent for the closing of the sale, and the escrow agent has informed us that the purchase should be completed and the sellers should have their payout from the escrow agent by October 15, 2004.


RESULTS OF OPERATIONS

         For the quarter ended August 31, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005.

         The Company had no sales and sales revenues from continuing operations for the three months ended August 31, 2004 and no sales for the three months ended August 31, 2003 from continuing operations.

         The Company had no selling and marketing expenses from continuing operations for the three months ended August 31, 2004 and the three months ended August 31, 2003. Mining Costs were $415,446 for the three months ended August 31, 2004 and $15,747 for the three months ended August 31, 2003. These expenses include costs money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $30,095 for the three months ended August 31, 2004 and $282,637 for the three months ended August 31, 2003. The decrease in general and administrative expenses from 2003 to 2004 is largely attributable to $154,000 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

         The Company recorded a net loss from continuing operations of $445,541 for the three months ended August 31, 2004 compared to a net loss of $298,384 for the same period in 2003. Increase in the net loss is attributable to the Company's obligations under the Property Option Agreement, namely acquisition fees paid to MinQuest and expenditures for exploration of the Vernal and Bruner properties and costs incurred with respect to the acquisition and exploration of the Moss Mine property.


LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of August 31, 2004 reflects assets of $4,208,600 consisting of $4,207,046 in cash and $1,554 in other current assets. Total liabilities on the balance sheet as of August 31, 2004 reflect current liabilities of $27,952, consisting of accounts payable.

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

During the three months ended August 31, 2004, $1,597,500 was obtained from the exercise of stock options issued under the company's stock option plan.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of August 31, 2004 we had $4,207,046 in cash available and accounts payable of $27,952. The cash was as a result of the private placement in which the Company received $1,447,500 and from the exercise of stock options from which the Company received $3,658,325. Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2005, the end of our current fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, if we want to maintain our interest in the MinQuest property, on or before July 25, 2005 we are required to incur no less than $100,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

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

(b) Changes in Internal Controls

Based on his evaluation as of August 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                        PATRIOT GOLD CORP.

Date:    October 13, 2004               By     /s/ Ronald C. Blomkamp
                                               -----------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer