Form 10KSB/A
period 2003-05-31
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 4


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

Total revenues for fiscal year ended May 31, 2003: $0


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                Explanatory Note


We are filing this Amendment No. 4 to our Annual Report on Form 10-KSB for the year ended May 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to reclass currency translation adjustment of $12,087 previously written off in connection with the change in functional currency.


For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 26, 2003 the filing date of our Annual Report on Form 10KSB for the year ended May 31, 2003. Accordingly, this Amendment No. 4 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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

Minquest Property Option Agreement for Bruner and Vernal Properties

An agreement with Minquest, Inc. gives us the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada. We also entered into a letter of intent in November 2003 to purchase a 100% interest in a mining property located in the historic Oatman gold mining district. The property is located some 5 miles northwest to the town of Oatman, with Kingsman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500. In order to earn a 100% interest in these two properties, we must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If we have not incurred the requisite expenditures to maintain our option in good standing, we have a 60-day period subsequent to July 25th to make such payment along with such amount that shall be deemed to have been an expenditure incurred by us during such period. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments made and all our rights to the properties. If all said payments are made, then we will acquire all mining interests in the property, subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties. Pursuant to the Property Option Agreement, we have a one-time option to purchase up to 2% of MinQuest's royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

-        A description of the project and the location of the property;
-        The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
-        The estimated cost of any geophysical work contemplated; and
- The estimated acquisition costs, exploration costs and development costs of the property.


In July 2003, members of our Board of Directors and geology team made an onsite inspection of both properties optioned by the company from MinQuest. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. The company expects to announce in September 2003 that an exploration program consisting of geologic mapping and surface geochemical sampling will be underway on the Bruner property and that a Global Positioning System geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) conducted on the ground will be scheduled for later that month. Such a survey measures the magnetic variations within the underlying rocks. We also expect to complete after September 2003 a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner property will be completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. A fault, which is a break in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of the Patriot held claims show several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken. . The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. To the southeast, under gravel cover (where there is no exposure of rock at the surface), is a much more continuous northwest trending feature that has not been drill tested, and data is sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface.


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


Letter of Intent for the Williams Property at Moss Mine

In November 2003 we executed a letter of intent to purchase a 100% interest in a mining property owned by an extended family and which is located in the historic Oatman gold mining district. This property is unrelated to and separate from the MinQuest property also located in the Moss Mine region. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.

The letter of intent grants us an exclusive right to close on the purchase of the Williams property for six months from the date the contract is executed. The owners, who are 23 members of an extended family, are represented by Barbara Williams, a realtor and a member of this extended family. None of the owners, including Barbara Williams, has or had any relationship or affiliation with us prior to the agreement for the Williams property.

On February 19, 2004, we executed a formal agreement to purchase the Williams property for $350,000. We deposited $25,000 with the title company as escrow agent and three months after signing are required to deposit an additional $25,000 deposit. When the escrow agent receives signature pages from the 10 sellers, the initial $25,000 deposit shall be delivered to the seller. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 belongs to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 is due to the seller.

Seller has delivered to us certain information about the Williams property. During the 6 month periodafter the signing of the definitive agreement we have the right to conduct our due diligence on the Williams property and if we decide not to proceed we have to give the Seller and escrow agent notice no less than 10 days prior to the 6-month anniversary of our intention not to close. During this period we can not perform mining or remove any ore from the Williams property. We are responsible for all costs and expenses associates with the purchase of the Williams property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we have concluded our analysis and have determined that it is feasible to close on the purchase of the Williams property, doing so will give us full rights to begin mining operations.


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

RESULTS OF OPERATIONS


Restatement of previously issued financial statements for the year ended May 31, 2003

We have restated our balance sheet at May 31, 2003, and statements of income, stockholders equity and cash flows for the year ended May 31, 2003. The restatement impacts the year ended May 31, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly wrote off currency translation adjustment in connection with our change in functional currency. The impact of the restatement on net loss is $12,087, net of tax for the year ended May 31, 2003.


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

-----------------------

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

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                                    Respectfully Submitted,


                                                    /S/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
September 28, 2004

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Restated)

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Restated)

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

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Restated)

                                                                                                             Deficit
                                                                                 Cumulative                Accumulated
                                                                                  Currency                    During
                                Preferred Stock     Common Stock        Paid-In Translation   Retained     Exploration
                                 Shares Par Value  Shares   Par Value   Capital  Adjustment    Deficit         State        Total
                                   ----  ----  ------------   -------   -------    -------    ----------    ----------   ----------
Balance at November 30, 1998       --    $--           --     $  --     $  --      $  --      $     --      $     --     $     --
(inception)

November 30, 1998 Issuance of
  Stock for services and payment
  of accounts payable              --     --      1,000,000     1,000      --         --            --            --          1,000

April 1, 1999 Issuance of Stock
  for cash pursuant to private
  placement                        --     --      1,004,000     1,004    49,196       --            --            --         50,200

Net Loss                           --     --           --        --        --         --         (38,305)         --        (38,305)
Currency Translation Adjustment    --     --           --        --        --      (15,996)         --            --        (15,996)
                                   ----   ----   ----------   -------   -------    -------    ----------    ----------   ----------
Total Comprehensive Loss           --     --           --        --        --      (15,996)      (38,305)         --        (54,301)
                                   ----   ----   ----------   -------   -------    -------    ----------    ----------   ----------

Balance at May 31, 1999            --     --      2,004,000     2,004    49,196    (15,996)      (38,305)         --         (3,101)

Retroactive Adjustment for 1:7.6
   Stock Split June 17, 2003       --     --     13,226,400    13,226   (13,226)      --            --            --           --
                                   ----   ----   ----------   -------   -------    -------    ----------    ----------   ----------

Restated Balance May 31, 1999      --     --     15,230,400    15,230    35,970    (15,996)      (38,305)         --         (3,101)

Net Loss                           --     --           --        --        --         --          (2,777)         --         (2,777)
Currency Translation Adjustment    --     --           --        --        --         (489)         --            --           (489)
                                   ----   ----   ----------   -------   -------    -------    ----------    ----------   ----------

Total Comprehensive Loss                  --           --        --        --         --            (489)       (2,777)    - (3,266
                                                                                                                         ----------

                                   ----   ----   ----------   -------   -------    -------    ----------    ----------   ----------

Balance at May 31, 2000            --     --     15,230,400    15,230    35,970    (16,485)      (41,082)         --         (6,367)

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Restated)
                                   (Continued)

                                                                                                            Deficit
                                                                                     Cumulative           Accumulated
                                                                                      Currency               During
                                   Preferred Stock        Common Stock       Paid-In Translation  Retained Exploration
                                  Shares  Par Value     Shares   Par Value   Capital  Adjustment  Deficit     State        Total
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------
Contributed Capital                  --     $  --           --     $  --     $ 3,788   $  --      $  --      $  --      $    3,788

Net Loss                             --        --           --        --        --        --         --       (3,811)       (3,811)
Currency Translation Adjustment      --        --           --        --        --         172       --         --             172
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------
Total Comprehensive Loss             --        --           --        --        --         172       --       (3,811)       (3,639)
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------

Balance at May 31, 2001              --        --     15,230,400    15,230    39,758   (16,313)   (41,082)    (3,811)       (6,218)

Contributed Capital                  --        --           --        --       2,080      --         --         --           2,080

Net Loss                             --        --           --        --        --        --         --       (2,630)       (2,630)
Currency Translation Adjustment      --        --           --        --        --         (48)      --         --             (48)
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------
Total Comprehensive Loss             --        --           --        --        --         (48)      --       (2,630)       (2,678)
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------

Balance at May 31, 2002              --        --     15,230,400    15,230    41,838   (16,361)   (41,082)    (6,441)       (6,816)

Contributed Capital                  --        --           --        --       3,972      --         --         --           3,972

Net Loss                                       --           --        --        --        --         --      (11,215)      (11,215)
Currency Translation Adjustment      --        --           --        --        --        --         --         --            --
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------
Total Comprehensive Loss             --        --           --        --        --        --         --      (11,215)      (11,215)
                                  -------   -------   ----------   -------   -------   -------    -------    -------    ----------

Balance at May 31, 2003              --     $  --     15,230,400   $15,230   $45,810   $(16,361)  $(41,082)  $(17,656)  $  (14,059)
                                  =======   =======   ==========   =======   =======   =======    =======    =======    ==========

   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                        (Formerly Northern Ostrich Corp.)
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Restated)

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

Restatement of previously issued financial statements for the year ended May 31, 2003

We have restated our balance sheet at May 31, 2003, and statements of income, stockholders equity and cash flows for the year ended May 31, 2003. The restatement impacts the year ended May 31, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly wrote off currency translation adjustment in connection with our change in functional currency. The impact of the restatement on net loss is $12,087, net of tax for the year ended May 31, 2003.

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

Loss per Share (Restated)

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


                               Patriot Gold Corp.
                                  (Registrant)





Dated: December 22, 2004     By: /s/ Ronald C. Blomkamp
       -----------------     ----------------------------------------
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





Dated: December 22, 2004                             By: /s/ Robert A. Sibthorpe
---------------------------                          ---------------------------
                                                     Robert A. Sibthorpe
                                                     Director



Dated: December 22, 2004                              By: /s/ Robert D. Coale
---------------------------                          ---------------------------
                                                     Robert D. Coale
                                                     Director