Form 10QSB/A
period 2003-08-31
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 4



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the Quarterly Period Ended August 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from _____________ to _____________

Commission file number  000-32919


                               PATRIOT GOLD CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                     86-0947048
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

#501 - 1775 Bellevue Avenue, West Vancouver, British Columbia Canada     V7V 1A9
--------------------------------------------------------------------     -------
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

                                Explanatory Note


We are filing this Amendment No. 4 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to reflect the expensing of approximately $15,747 in costs of exploring unproven properties which we previously had capitalized.In addition, to increase compensation expense by $91,650 due to incorrectly calculating compensation for stock options granted.


For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 14, 2003, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2003. Accordingly, this Amendment No. 4 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

                                                PATRIOT GOLD CORP.
                                          (An Exploration State Company)
                                                  BALANCE SHEETS
                                                     Restated
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                    Restated
                                   (Unaudited)


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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                    Restated
                                   (Unaudited)


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
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                    Restated
                                   (Unaudited)


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

Restatement of previously issued financial statements for the three months ended August 31, 2003.

         We have restated our balance sheet at August 31, 2003, and statements of income, stockholders equity and cash flows for the three months ended August 31, 2003. The restatement impacts the three months ended August 31, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $107,397, net of tax for the three months ended August 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2003 Form 10-KSB filed by us with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.


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

Minquest  Property  Option  Agreement for Bruner and Vernal Properties

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

Letter of Intent for the Williams Property at Moss Mine

In November 2003 we executed a letter of intent to purchase a 100% interest in a mining property owned by an extended family that is located in the historic Oatman gold mining district in Arizona. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily Reverse
Circulation (RC) drilling which was done over twenty years ago. Reverse Circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks.

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

During the 6 month period after the signing of the definitive agreement we have the right to conduct our due diligence on the Williams property and if we decide not to proceed we have to give the Seller and escrow agent notice no less than 10 days prior to the 6-month anniversary of our intention not to close. During this period we can not perform mining operations or remove any ore from the Williams property, but we are able to perform exploration activities which include, but are not limited to, sampling and drilling. We are responsible for all costs and expenses associates with the purchase of the Williams property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we have concluded our analysis and have determined that it is feasible to close on the purchase of the Williams property, doing so will give us full rights to begin mining operations.


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


At the Vernal property, mapping and sampling is 50% completed in the area of poorly exposed sheeted quartz veining in rhyolitic volcanics. This work is scheduled to be completed by May 1, weather permitting. Trenching (the digging of a long deep channel using a back hoe) or shallow auger drilling is planned as the next step in the exploration process.

On the Williams property in Arizona, based on previous geological data obtained by work programs done by previous owners in the past, a $200,000 drill program has been developed and will be initiated as soon as work crews and equipment can be secured.



RESULTS OF OPERATIONS


Restatement of previously issued financial statements for the three months ended August 31, 2003.

We have restated our balance sheet at August 31, 2003, and statements of income, stockholders equity and cash flows for the three months ended August 31, 2003. The restatement impacts the three months ended August 31, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $107,397, net of tax, for the three months ended August 31, 2003.


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

                                       Patriot Gold Corp.

Date: December 22, 2004                By   /s/ Ronald C. Blomkamp
                                            ----------------------
                                            Ronald C. Blomkamp
                                            President, Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Treasurer