Form 10QSB/A
period 2004-02-29
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

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

Common Stock, $0.001 par value, 27,939,400 shares outstanding as of April 8, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                                Explanatory Note


We are filing this Amendment No. 4 to our Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have been restated from the consolidated financial position and consolidated results of operations originally reported to reflect the expensing of approximately $162,454 in costs of exploring unproven properties which we previously had capitalized. In addition, changes were made to increase compensation expense by $18,252,427 due to incorrectly calculating compensation for stock options granted and common stock issued for services.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                    Restated
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                    Restated
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Nine Months Ended           Inception of
                                                             February 29,       February 28,        Exploration
                                                                 2004               2003               State
                                                          ------------------ ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $      (20,798,978)$           (3,295) $      (20,816,634)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                           4,280,347                  -           4,280,347
   Common Stock Issued for Services                               16,267,500                  -          16,267,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                 (1,098)                 -              (1,098)
   (Increase) Decrease in Prepaid Expenses                            (1,582)                 -              (1,582)
   Increase (Decrease) in Accounts Payable                            15,995                723              23,811
                                                          ------------------ ------------------  ------------------

  Net Cash Used in Operating Activities                             (237,816)            (2,572)           (247,656)
                                                          ------------------ ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                    -                  -                   -
                                                          ------------------ ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                 3,343,325                  -           3,343,325
Proceeds from Contributed Capital                                          -              2,572               9,840
                                                          ------------------ ------------------  ------------------

  Net Cash Provided by Financing Activities                        3,343,325              2,572           3,353,165
                                                          ------------------ ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                        3,105,509                  -           3,105,509
Cash and Cash Equivalents
  at Beginning of Period                                                   -                  -                   -
                                                          ------------------ ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $        3,105,509 $                -  $        3,105,509
                                                          ================== ==================  ==================

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

Restatement of previously issued financial statements for the three months ended February 29, 2004

         We have restated our balance sheet at February 29, 2004, and statements of income, stockholders equity and cash flows for the three and nine months ended February 29, 2004. The restatement impacts the three and nine months ended February 29, 2004 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value and for common stock issued for services. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $18,414,881, net of tax for the nine months ended February 29, 2004.

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

         On June 12, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. Subsequently, Mr. Johnstone converted these shares into the same number of common shares and transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe. Compensation expense of $16,267,500 was recorded in connection with the transfer.

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

Letter of Intent for the Williams Property at the Moss Mine

In November 2003 we executed a letter of intent to purchase a 100% interest the Moss Mine property owned by an extended family and which is located in the historic Oatman gold mining district in Arizona. This property is unrelated to and separate from the MinQuest property also located in the Moss Mine region. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily Reverse Circulation (RC) drilling which was done over twenty years ago. Reverse Circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not necessarily give one as much information about the underlying rocks. The letter of intent grants us an exclusive right to close on the purchase of the Williams property for six months from the date the contract is executed. The owners, who are 23 members of an extended family, are represented by Barbara Williams, a realtor and a member of this extended family. None of the owners, including Barbara Williams, has or had any relationship or affiliation with us prior to the agreement for the Williams property.

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


RESULTS OF OPERATIONS


Restatement of previously issued financial statements for the three months ended February 29, 2004


         We have restated our balance sheet at February 29, 2004, and statements of income, stockholders equity and cash flows for the three and nine months ended February 29, 2004. The restatement impacts the three and nine months ended February 29, 2004 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value and for common stock issued for services. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $18,414,881, net of tax for the nine months ended February 29, 2004.


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

         The Company had no selling and marketing expenses from continuing operations for the three and nine months ended February 29, 2004 and the three and nine months ended February 28, 2004. Mining Costs were $119,697 and $162,454 for the three and nine months ended February 29, 2004 and $0 for the three and nine months ended February 28, 2003. These expenses include costs money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $18,583,244 and $for the three and nine months ended February 29, 2004 and $1,325 and $3,295for the three and nine months ended February 28, 2003. The increase in general and administrative expenses from 2003 to 2004 is largely attributable to $4,280,347 in consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price and $16,254,000 in consulting fees as a result of 9,000,000 shares being transferred from Bruce Johnstone to three officers. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

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