Form 10KSB/A
period 2004-05-31
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from — — — to — — — .

Commission file number: 000-32919

Patriot Gold Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0947048
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization

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

Explanatory Note

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended May 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our financial position and results of operations for the periods presented have not been restated from the financial position and results of operations originally reported.

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

MinQuest Property Option Agreement for Bruner and Vernal Properties

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

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment late on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2005. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $130,000 in the fall of 2004 on a five or six hole drilling program. A three percent NSR production royalty is retained by MinQuest.

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

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $22,500 and spend $225,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003 we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. With MinQuest’s approval, we paid the first installment of $5,000 late on August 27, 2004. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure will be applied towards our exploration commitment due by July 25, 2005. We are obligated to spend another $205,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006, 2007 and $55,000 by July 25, 2008. As with the Bruner property, the excess amount expended on exploration will be applied to the next years commitment. As noted below, we expect to secure the proper permits for trenching from the U.S. Forest Service by the end of Spring 2005 and then spend an estimated $30,000 in the summer of 2005 on trenching and additional geochemical sampling. A three percent NSR production royalty is retained by MinQuest.

Historical work includes several short audits constructed on the property between 1907 and 1916. There appears to have been little or no production. There is no drilled resource on our claims.

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling is now planned for the summer of 2005 after we secure trenching permits from the U.S. Forest Service, which we expect will be completed by the end of Spring 2005. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. The cost of trenching and sampling at Vernal will be approximately $40,000. We currently have no plans for any drilling of the Vernal property, but if a significant thickness of anomalous gold is found in the trenches, the area would be drilled. This would involve five or six holes approximately 300 feet deep. The cost of this drilling program would be around $75,000.

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

28 27
33 34
27 26
34 35
Vernal 5
Vernal 7
Vernal 9
VERNAL 11
VERNAL 13
Vernal 15
T14N R39E
33 34
4 3
NEV
34 35
3 2
Vernal 6
Vernal 8
Vernal 10
VERNAL 12
VERNAL 14
Vernal 16
T13N R39E
Patriot Claim Block
Fallon, Nevada 80 miles
N
PATRIOT GOLD CORP
Vernal Project
Location and Land Status
Nye County, Nevada
0
2000
FEET

Map of the Vernal Project

MINQUEST PROPERTY AT MOSS MINE: The project area is 10 miles east of Bullhead City, Arizona and approximately 70 miles southeast of Las Vegas, Nevada. Access is via gravel roads from Bullhead City.

We hold the property in the Moss Mine region via 65 unpatented mining claims and 7 patented claims(1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004 we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest. The patented claims are held collectively by numerous owners within the extended Williams family, and we have the right to purchase these patented claims from these owners under the terms of a letter of intent which is discussed in the subsequent section titled “Letter of Intent for the Williams Property at Moss Mine”.

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

Our exploration of the MinQuest property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins. Drilling is in progress. Total project exploration cost is estimated to be $500,000.

Phase 1 drilling has been completed at the MinQuest property. A total of 36 holes were drilled totaling 2,471 meters (8,107 feet). Thirty holes were drilled on the Moss property, and six holes were drilled on one of the adjacent parcels of land. Geochemical results of gold and silver assaying are currently being collected, plotted and cross-sections constructed. Final results are still pending, and we expect to have results by October 2004.

The MinQuest property is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall of the veins commonly have several tens of feet of stockwork veining. Gold values are somewhat erratic, but appear to be highest in the thicker and deeper parts of the vein explored to date.

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

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the Company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

— A description of the project and the location of the property;
— The lands that will be subject to the exploration project;
— The royalties, net profit interest or other charges applicable to the subject lands;
— The estimated cost of any geophysical work contemplated; and
— The estimated acquisition costs, exploration costs and development costs of the property.

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

Letter of Intent for the Williams Property at the Moss Mine

In November 2003, we executed a letter of intent to purchase a 100% interest in the Moss Mine property owned by an extended family and which is located in the historic Oatman gold mining district. This property is unrelated to and separate from the MinQuest property also located in the Moss Mine region. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis.  Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.

The property is comprised of 6 patented claims, which as a group, we call the Williams property. These claims are held collectively by as many as 23 owners within an extended family who are represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams property.

The letter of intent grants us an exclusive right to close on the purchase of the property for six months from the date the contract is executed.

On February 19, 2004, we executed a formal agreement to purchase the Williams property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which is acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 was delivered to the sellers. On the 3-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the Williams property, and on August 27, 2004 we paid the final $300,000 to the escrow agent for the closing of the sale. The escrow agent will release the $300,000 to the sellers at the closing of the sale. Upon the closing of the sale, we will own 100% interest in the Williams property. .

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

Due Diligence Performed on the Williams Property

In October, 2003, our director Robert Sibthorpe (who is a geologist by training) evaluated a proposal for the purchase of the Williams property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. At the recommendation of Mr. Sibthorpe, on January, 2004, Mr. Robert Coale (P.Eng.), another one of our directors visited the site to see the overall geological setting and occurrence of mineralization and evaluate the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At this time, the recent metallurgical data and reports that had been collected from the sellers were reviewed for study. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) are not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body is further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summery of the property, and reviewing the Draft Budget supplied by Richard Kern, our work program contractor, that was laid out for the drilling program planned for the property. The drilling was conducted throughout the spring and early summer of 2004, and in June, 2004, Mr. Sibthorpe wrote a report incorporating the results of the drilling program which encouraged us to pursue the project. Also in June, 2004, Mr. Kern sent a Memo to the Company regarding the potential at the Williams property. Mr. Kern’s recommendation was that we should proceed with the purchase of the Williams property.

Based on the information gathered in this due diligence process, and on the recommendation of our board members and consultants, the decision to proceed with the purchase of the Williams property was made. On August 27, 2004, the final payment of $300,000 was paid to the escrow agent for the closing of the sale. The escrow agent will release the $300,000 to the sellers at the closing of the sale. Upon the closing of the sale, we will own 100% interest in the Williams property.

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

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

Permits for drilling at the MinQuest property have been obtained from the Arizona Department of Water Resources, Phoenix, Arizona. The “Intention to Drill Wells” permits were issued February 5, 2004.

We are currently awaiting the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. Upon the approvals in place, we expect the drilling on the Vernal Bruner property to occur in mid-December 2004 so that we may conduct a CSMT survey on that property.

In connection with the trenching and additional geochemical sampling now planned for the Vernal property in the summer of 2005, we expect to secure trenching permits from the U.S. Forest Service, by end of the Spring 2005.

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

YEAR	QUARTER	HIGH	LOW

2000 2001 2001 2001 2001	Fourth First Second Third Fourth	0 0 0 0 0.01	0 0 0 0 0.01

YEAR	QUARTER	HIGH	LOW

2002 2002 2002 2002 2003 2003 2003 2003	First Second Third Fourth First Second Third Fourth	0.01 0.01 0.01 0.01 0.01 1.15 2.03 2.15	0.01 0.01 0.01 0.01 0.01 0.01 1.02 1.22

2004 2004	First Second	2.71 2.45	1.88 0.67

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “could”, “should”, “intends”, “thinks”, “believes”, “anticipates”, “estimates”, “plans”, “expects”, or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

— Feasibility of the property which we have an interest or the right to acquire an interest;

— General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in political, social and economic conditions;

— Success of operating initiatives; changes in business strategy or development plans; management of growth;

— Availability, terms and deployment of capital;

— Costs and other effects of legal and administrative proceedings;

— Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

— Development risks and risks inherent in the natural resource industry and

— Other factors referenced in this report.

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

Bruner and Vernal Projects.

We have fulfilled our exploration commitments with respect to both Bruner and Vernal projects of $75,000 for the period ending July 25, 2004, during which we spent $85,500. The excess expenditures will be credited towards our commitment for period ending July 25, 2005, as allowed for in the agreement with MinQuest. Surveys (geology and geophysics) have been done showing likely areas for drilling. A drill program has been formulated for the Bruner property and we are currently waiting for the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites on the Bruner property have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. Because of the slow approval process by the State of Nevada, drilling on the property will be done in mid-December 2004 after we secure trenching permits from the U.S. Forest Service, which we expect will be completed by the end of Spring 2005. The total cost of this program for the Bruner property is estimated to be $130,000. If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000. Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling of the Vernal property is now planned for the summer of 2005. The estimated cost of the trenching is $40,000 . We currently have no plans for any drilling of the Vernal property, but if a significant thickness of anomalous gold is found in the trenches, the area would be drilled. This would involve five or six holes approximately 300 feet deep. The cost of this drilling program would be around $75,000.

If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of the planned drilling program this fall as well as a phase 2 work program would be around $200,000.

MinQuest Property.

We have done considerable drilling on the MinQuest property claims in the Moss Mine region. A total of 36 holes were drilled totaling 8,107 feet. The easternmost section of the property is where surface gold mineralization is present, and thirty reverse circulation holes were drilled there bringing the drill coverage on this claim to the second highest of all the claims in the project with the exception of the Williams Main Zone. The coverage on this eastern section is generally 2 or 3 holes on 100-foot profiles (sections) testing grades and widths from 50 to 250 feet down dip.

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

The following sets forth the names and ages of our directors and executive officers:

Name	Position Held with the Company	Age	Date First Appointed
Ronald C. Blomkamp Robert A. Sibthorpe Robert D. Coale	Chairman, President, Chief Executive and Operating Officer and Secretary Director Director	58 54 63	July 21, 2003 June 23, 2003 June 23, 2003

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

Potential Conflicts of Interest

Since our sole officer and our directors work for other natural resource exploration companies, there exists the possibility of conflicts of interest between us, our officer and directors and such other companies. For example, the officer or director may locate a corporate opportunity and present it to another company before presenting it to us.

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
P.O. Box 1880
40439 Tantalus Road
Squamish, B.C
Canada V0N 3G0
Robert A. Sibthorpe	3,200,000	(4)	10.9%
Robert D. Coale	3,100,000	(5)	10.6%
Ronald C. Blomkamp	3, 215,000	(6)	10.9%
Directors and Officers as a Group (3	9,515,000		32.0%
individuals)

(1)	In June 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Bruce Johnstone, our officer and director from October 2002 until July 2003. In September, Mr. Johnstone exchanged his 13,500,000 preferred shares for 13,500,000 shares of our common stock. On January 22, 2004, Mr. Johnstone transferred 9,000,000 shares of common stock to our three directors without any compensation; the value of those shares on said date was $16,254,000(based on $2.15 (based on a discount of approximately 16% on $2.15, which was the closing price of our common stock on the OTC at the close of trading on January 22, 2004). The value of the shares transferred to our three directors was discounted by approximately 16% from the market value of $2.15 per share because they are restricted. The current value of those shares, as of September 10, 2004, was $3.87 million. Mr. Johnstone transferred the shares to our three directors in exchange for our agreement to register his remaining shares of common stock. We entered into such an agreement in order to align the interest of our directors with those of our shareholders.

(2)	Includes 1,800,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. The warrants purchased by Mr. Ramic in the November 2003 private placement are not exercisable until November 27, 2004. However, because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Ramic’s beneficial ownership.

(3)	However, includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth that he purchased in the November 2003 private placement. Because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Worth’s beneficial ownership.

(4)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(5)	Includes 100,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

(6)	Includes 200,000 options pursuant to the Amended 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans that were approved by our stockholders.

Set forth below is certain information as of May 31, 2004 regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders — as of May 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Amended 2003 Stock Option Plan	5,290,000(1)	$0.72	306,000

(1)	Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003, there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares.

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

o	an initial start up fee of $495,
o	a monthly fee of $195 for the mail order fulfillment service,
o	a processing fee of $0.95 per request, and
o	the cost of postage and handling of investor packages mailed by Shareholder.com.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit No.	Description
3.1 3.2 3.3 4.1 4.2 4.3 4.4 4.5 4.6 4.7 4.8 4.9 4.10 4.11 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 24.1 31 32	Articles of Incorporation of Registrant.(a)
Registrant's Restated Articles of Incorporation.(b)
By-Laws of Registrant.(a)
Specimen common stock Certificate.(i)
Form of Class A Warrant.(d)
Form of Class B Warrant.(d)
Form of Class C Warrant.(d)
Form of Class D Warrant.(d)
Warrant Agreement- July 2003 private placement.(d)
Form of Class A-1 Warrant.(e)
Form of Class B-1 Warrant.(e)
Form of Class C-1 Warrant.(e)
Form of Class D-1 Warrant.(e)
Warrant Agreement - November 2003 private placement.(c)
Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation.(d)
Stock Option Plan.(f)
Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce
Johnstone.(g)
Shareholders' Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert
Sibthorpe and Robert Coale.(e)
Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights.(i)
Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams.(i)
Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the
Seller and First American Title Insurance Company of Yavapai County, as escrow agent.(h)
Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (c)
Agreement with Shareholder.com (j)
Consent of Robison, Hill & Co.#
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
(j)     Previously filed as an exhibit to the Company’s Amendment No. 4 to the registration statement on Form SB-2/A (SEC File Number 333-112424) filed on December 23, 2004.

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
Robert D. Coale Director