Form 10QSB/A
period 2004-08-31
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

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

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-32919

                               PATRIOT GOLD CORP.
             (Exact name of registrant as specified in its charter)

                              Nevada                                                 86-0947048
----------------------------------------------------------------    ----------------------------------------------
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

Common Stock, $0.001 par value, 29,279,400 shares outstanding as of October 11, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No.
333-112424). Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.


For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 15, 2004, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 31, 2004. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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

         The following table sets forth the options and warrants outstanding as of August 31, 2004.

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


We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment late on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2005. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $130,000 in the fall of 2004 on a five or six hole drilling program. MinQuest retains a three percent NSR production royalty. Our exploration program to date at Bruner has included:


o geologic mapping (producing a plan map of the rock types, structure and alteration),
o rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold)),
o        a ground magnetic survey, and
o a Controlled Source Magneto Telluric survey (recording variations in a generated electrical field using sophisticated survey methods).


In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface. With the proper approvals in place, we expect the drilling to occur in mid-December 2004.

A five or six hole drilling program is expected to be done in mid-December 2004. The total cost of this program is estimated to be $130.000. If this drilling program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000.


VERNAL PROJECT

The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.


We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims, if we make payments to MinQuest of $22,500 and spend $250,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003, we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. With MinQuest's approval, we paid the first installment of $5,000 late on August 27, 2004. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure will be applied towards our exploration commitment due by July 25, 2005. We are obligated to spend another $205,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006, 2007 and $55,000 by July 25, 2008. As noted below, we expect to secure the proper permits for trenching from the U.S. Forest Service by the end of Spring 2005 and then spend an estimated $30,000 in the summer 2005 on trenching and additional geochemical sampling. MinQuest retains a three percent NSR production royalty.

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

We hold the property in the Moss Mine region via 65 unpatented mining claims and 7 patented claims (1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest. The patented claims are held collectively by numerous owners within the extended Williams family, and we have the right to purchase these patented claims from these owners under the terms of a letter of intent which is discussed in the subsequent section titled "Letter of Intent for the Williams Property at the Moss Mine Property".

The Moss Mine was the first gold discovery made in the Oatman district. Discovered in 1864, the mine was worked discontinuously through the 1930's. Production records are very poor, with past writers listing production equal to or greater than $250,000. The mine lay idle until the early 1980's when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

Our exploration of the MinQuest property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins. Drilling is in progress. Total project exploration cost is estimated to be $500,000.

Phase 1 drilling has been completed at the MinQuest property. A total of 36 holes were drilled totaling 2,471 meters (8,107 feet). Thirty holes were drilled on the Moss property, and six holes were drilled on one of the adjacent parcels of land. Geochemical results of gold and silver assaying are currently being collected, plotted and cross-sections constructed. Final results from the Phase 1 drilling were sufficiently encouraging that we are now in the planning stages of acquiring key targeted claims by mid-2005, and then conducting phase 2 drilling program on those claims, by the fall of 2005. We are also in the process of preparing a budget, schedule and outline of such a drilling program..

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

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

*        A description of the project and the location of the property;
*        The lands that will be subject to the exploration project;
* The royalties, net profit interest or other charges applicable to the subject lands;
*        The estimated cost of any geophysical work contemplated; and
* The estimated acquisition costs, exploration costs and development costs of the property.

Letter of Intent for Williams Property At the Moss Mine

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

The property is comprised of six patented claims, which as a group, we call the Williams property. These claims are held collectively by as many as 23 owners within an extended family who are represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams property.

The letter of intent grants us an exclusive right to close on the purchase of the Williams property for six months from the date the contract is executed.

On February 19, 2004, we executed a formal agreement to purchase the Williams property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which was acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 deposit was to be delivered to the sellers. On the three-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the Williams property. On August 27, 2004 we paid the final $300,000 to the escrow agent for the closing of the sale. The escrow agent will release the $300,000 to the sellers at the closing of the sale. Upon the closing of the sale, we will own 100% interest in the Williams property..


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


Due Diligence Performed on the Williams Property

In October 2003, our director Robert Sibthorpe (who is a geologist by training) evaluated a proposal for the purchase of the Moss mine in Arizona. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. At the recommendation of Mr. Sibthorpe, on January, 2004, Mr. Robert Coale (P.Eng.), another one of our directors visited the site to see the overall geological setting and occurrence of mineralization and evaluate the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At this time, the recent metallurgical data and reports that had been collected from the sellers were reviewed for study. Mr. Coale's analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) are not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body is further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summery of the property, and reviewing the Draft Budget supplied by Richard Kern, our work program contractor, that was laid out for the drilling program planned for the property. The drilling was conducted throughout the spring and early summer of 2004, and in June, 2004, Mr. Sibthorpe wrote a report incorporating the results of the drilling program which encouraged us to pursue the project. Also in June 2004, Mr. Kern sent a Memo to the Company regarding the potential at the Williams property. Mr. Kern's recommendation was that we should proceed with the purchase of the Williams property.

Based on the information gathered in this due diligence process, and on the recommendation of our board members and consultants, the decision to proceed with the purchase of the Williams property was made. On August 27, 2004, the final payment of $300,000 was paid to the escrow agent for the closing of the sale. On November 11, 2004, the escrow agent released the $300,000 to the sellers for the closing of the sale, and, as a result, we now own 100% interest in the Williams property.



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