Form 10QSB/A
period 2004-11-30
PATRIOT GOLD CORP
filed 2004-12-27
CIK 1080448

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

Explanatory Note


We are filing this Amendment No. 3 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form SB-2 (File No. 333-112424). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to reflect the expensing of approximately $42,747 in costs of exploring unproven properties which we previously had capitalized. In addition, to increase compensation expense by $599,490 due to incorrectly calculating compensation for stock options granted.


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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                    Restated
                                   (Unaudited)


                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Exploration
                                 --------------------------------- ---------------------------------
                                       2003             2002             2003             2002               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
   Mining Costs                             27,010               -            42,757               -              42,757
   General & Administrative              1,770,643             695         2,053,280           1,895           2,070,936
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                (1,797,653)           (695)       (2,096,037)         (1,895)         (2,113,693)

Other Income (Expense)
   Interest, Net                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $      (1,797,653) $         (695) $     (2,096,037) $       (1,895)  $      (2,113,693)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.07) $            - $           (0.12) $            -
                                 ================= =============== ================= ===============


Weighted Average Shares
    Outstanding                         25,593,499      15,504,000        18,186,094      15,504,000
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

Restatement of previously issued financial statements for the three months ended November 30, 2003

We have restated our balance sheet at November 30, 2003, and statements of income, stockholders equity and cash flows for the three and six months ended November 30, 2003. The restatement impacts the three and six months ended November 30, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $642,237, net of tax for the six months ended November 30, 2003.

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

OVERVIEW

a natural resource exploration company ur focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. Our primary focus in the natural resource sector is gold. Although not opposed to considering alternative mineral types, because of the current strong price of gold, it presents the best value for our shareholders when considering the risk reward ratio of exploration costs and return from minerals recovered. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Minquest  Property  Option  Agreement for Burner and Vernal Properties

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




RESULTS OF OPERATIONS



Restatement of previously issued financial statements for the three months ended November 30, 2003

We have restated our balance sheet at November 30, 2003, and statements of income, stockholders equity and cash flows for the three and six months ended November 30, 2003. The restatement impacts the three and six months ended November 30, 2003 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly calculated compensation expense for stock options granted under fair market value. In addition, we expensed mining costs that were incorrectly capitalized. The impact of the restatement on net loss is $642,237, net of tax for the six months ended November 30, 2003.


During the three months ended November 30, 2003, we incurred a net loss of $1,797,653 compared to a net loss of $695, for the comparative period in 2002. Until the execution of the Property Option Agreement with Minquest, we had no operations so our net loss for the three months ended November 30, 2002 were as a result of $695 of expenses incurred during said period. These expenses consisted of professional services and administrative expenses. During the period ending November 30, 2003, we had general and administrative expenses of $1,770,643 and marketing and selling expenses of $0 and mining costs of $27,010. We expect such expenses to continue.

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