Form 10QSB
period 2004-11-30
PATRIOT GOLD CORP
filed 2005-01-14
CIK 1080448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended November 30, 2004

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

Common Stock, $0.001 par value, 29,279,400 shares outstanding as of January 7, 2005.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                November 30,           May 31,
                                                                                    2004                2004
                                                                             ------------------  ------------------
ASSETS:
Current Assets:
    Cash                                                                     $        4,056,102  $        3,049,991
    Prepaid Expense                                                                          79                   -
    GST Receivables                                                                       1,946               1,344
                                                                             ------------------  ------------------

Total Assets                                                                 $        4,058,127  $        3,051,335
                                                                             ==================  ==================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $           26,620  $           22,646
    Accrued Expense                                                                       2,489                   -
                                                                             ------------------  ------------------

Total Liabilities                                                                        29,109              22,646
                                                                             ------------------  ------------------

Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at November 30, 2004 and May 31, 2004                                  -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 29,279,400 shares at
    November 30, 2004 and May 31, 2004                                                   29,279              29,279
   Paid-In Capital                                                                   26,376,487          26,376,487
  Subscription Receivable                                                               (79,000)         (1,676,500)
  Currency Translation Adjustment                                                       (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                          (22,240,305)        (21,643,134)
  Retained Deficit                                                                      (41,082)            (41,082)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       4,029,018           3,028,689
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $        4,058,127  $        3,051,335
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                             Since
                                       For the Three Months               For the Six Months             June 1, 2000
                                               Ended                             Ended                   Inception of
                                           November 30,                      November 30,                 Exploration
                                       2004             2003             2004             2003               State
                                 ----------------- --------------- ----------------- ---------------   -----------------
Revenues                         $               - $             - $               - $             -   $               -
Cost of Revenues                                 -               -                 -               -                   -
                                 ----------------- --------------- ----------------- ---------------   -----------------

Gross Margin                                     -               -                 -               -                   -

Expenses:
   Mining Costs                            107,393          27,010           522,839          42,757             873,387
   General & Administrative                 46,656       1,770,643            76,751       2,053,280          21,369,337
                                 ----------------- --------------- ----------------- ---------------   -----------------

Net Loss from Operations                  (154,049)     (1,797,653)         (599,590)     (2,096,037)        (22,242,724)

Other Income (Expense)
   Interest, Net                             2,419               -             2,419               -               2,419
                                 ----------------- --------------- ----------------- ---------------   -----------------

     Net Loss                    $        (151,630)$    (1,797,653)$        (597,171)$    (2,096,037)  $     (22,240,305)
                                 ================= =============== ================= ===============   =================


Basic & Diluted loss per
    Share                        $           (0.01)$         (0.07)            (0.02)$         (0.12)
                                 ================= =============== ================= ===============


Weighed Average Shares
    Outstanding                         29,279,400      25,593,499        29,279,400      18,186,094
                                 ================= =============== ================= ===============











   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (597,171) $       (2,096,037) $      (22,240,305)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                                  -           1,984,413           4,892,401
   Common Stock Issued for Services                                       -              13,500          16,267,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                                  (602)               (675)             (1,946)
   (Increase) Decrease in Prepaid Expenses                              (79)                  -                 (79)
   Increase (Decrease) in Accounts Payable                            3,974               2,475              20,377
   Increase (Decrease) in Accrued Expense                             2,489                   -               2,489
                                                          -----------------  ------------------  ------------------

  Net Cash Used in Operating Activities                            (591,389)            (96,324)         (1,059,563)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net Cash Used in Investing Activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock                                1,597,500             811,975           5,105,825
Proceeds from Contributed Capital                                         -                   -               9,840
                                                          -----------------  ------------------  ------------------

  Net Cash Provided by Financing Activities                       1,597,500             811,975           5,115,665
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       1,006,111             715,651           4,056,102
Cash and Cash Equivalents
  at Beginning of Period                                          3,049,991                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $       4,056,102  $          715,651  $        4,056,102
                                                          =================  ==================  ==================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                                For the Six Months Ended            Inception of
                                                                      November 30,                  Exploration
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         During the six months ended November 30, 2003, the Company granted 3,735,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $1,984,413 was recorded.

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

Interim Reporting

         The unaudited financial statements as of November 30, 2004 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $22,240,000 for the period from June 1, 2000 (inception of exploration state) to November 30, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

Nature of Business

         The Company has no products or services as of November 30, 2004. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

         The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the periods ended November 30, 2004 and 2003, no transaction gains or losses occurred.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

         Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for November 30, 2004 and 2003 and are thus not considered.

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

Advertising Costs

         Advertising costs are expensed as incurred. There was no advertising expense for the periods ended November 30, 2004 and 2003.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of November 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

         The following table sets forth the options and warrants outstanding as of November 30, 2004.

                                                                                               Weighted
                                                                           Option /             Average            Weighted
                                                                           Warrants            Exercise            Average
                                                                            Shares               Price            Fair Value
                                                                      ------------------    ---------------    ----------------
Options & warrants outstanding, May 31, 2004                                   5,496,000    $             1.32

Granted, Exercise price more than fair value                                           -                  -                   -
Granted, Exercise price less than fair value                                           -                  -                   -
Expired                                                                                -                  -
Exercised                                                                              -                  -
                                                                      ------------------

Options & warrants outstanding, November 30, 2004                              5,496,000    $          1.32
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


                                                                                                 Weighted
                                                                           Option /              Average             Weighted
                                                                           Warrants              Exercise            Average
                                                                            Shares                Price             Fair Value
                                                                      -------------------    ----------------    ----------------
Options & warrants outstanding, May 31, 2003                                            -     $             -

Granted, Exercise price more than fair value                                    3,895,000                   0.79                0.64
Granted, Exercise price less than fair value                                    4,696,000                   1.05                1.88
Expired                                                                                 -                   -
Exercised                                                                      (3,075,000)                   .56
                                                                      -------------------

Options & warrants outstanding, November 30, 2003                               5,516,000    $              1.32
                                                                      ===================    ================

         Exercise prices for optioned shares and warrants outstanding as of November 30, 2004 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                             Weighted-              Weighted-
                                                Weighted-            Shares/                  Average                Average
                            Shares /             Average             Warrants             Exercise Price           Contractual
     Exercise               Warrants            Exercise            Currently                Currently              Remaining
      Price               Outstanding             Price            Exercisable              Exercisable               Life
------------------     ------------------    ---------------    ------------------     ---------------------    -----------------

$             0.05                550,000    $          0.05               550,000     $                0.05         9 years
0.80                               10,000               0.80                 10000                      0.80         9 years
1.03                               80,000               1.03                80,000                      1.03         9 years
1.40 to 1.45                    2,428,000               1.43               700,000                      1.43         4 years
1.50 to 1.55                    2,428,000               1.52               700,000                      1.52         4 years

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

         As of November 30, 2004, $395,000 has been paid in connection with the acquisition of these rights and $478,387 has been paid for expenditures in exploration of these properties. As these properties are unproven, all $873,387 has been expensed.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase of small interests in producing properties, the purchase of property where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have acquired several properties and we have several properties under option. We have already conducted various kinds of exploration on these properties, including mapping, sampling, surveying and drilling, we expect to conduct further exploration of these properties. There has been no indication as yet that any mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program is expected to continue through January 2005. We expect to drill a total of 6 to 9 holes with depths ranging form 300 to 1,150 feet. This drilling program will test possible extensions of gold mineralization intersected in historic drilling as well as the large CSMT geophysical anomaly located under gravel cover. We expect results from the drilling program to be available by February 2005.

The drilling program that we began on December 20, 2004, as described in the preceding paragraph, is estimated to cost $130.000. If this drilling program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program would be around $70,000.

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

RESULTS OF OPERATIONS

         For the quarter ended November 30, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005.

         The Company had no sales and sales revenues from continuing operations for the three months ended November 30, 2004 and no sales for the three months ended November 30, 2003 from continuing operations.

         The Company had no selling and marketing expenses from continuing operations for the three months ended November 30, 2004 and the three months ended November 30, 2003. Mining Costs were $107,393 and $522,839 for the three and six months ended November 30, 2004 and $27,010 and $42,757 for the three and six months ended November 30, 2003. These expenses include money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $46,656 and $76,751 for the three and six months ended November 30, 2004 and $1,770,643 and $2,053,280 for the three and six months ended November 30, 2003. The decrease in general and administrative expenses from 2003 to 2004 is largely attributable to consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

         The Company recorded a net loss of $151,630 and $597,171for the three and six months ended November 30, 2004 compared to a net loss of $1,797,653 and $2,096,037 for the same periods in 2003. The decrease in net loss from 2003 to 2004 is largely attributable to the Company not issuing stock options to consultants for a discounted exercise price.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of November 30, 2004 reflects assets of $4,058,127 consisting of $4,056,102 in cash and $2,025 in other current assets. Total liabilities on the balance sheet as of November 30, 2004 reflect current liabilities of $29,109, consisting of accounts payable of $26,620 and accrued expenses of $2,489.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. The Company has raised funds the exercising of stock options and the sale of common stock and warrants. For the six months ended November 30, 2004, the Company received $1,597,500 from the exercise of stock options.

GOING CONCERN CONSIDERATION

As indicated in the accompanying balance sheet, as of November 30, 2004 we had $4,056,102 in cash available and current liabilities of $29,109. The cash was as a result of the private placement in which the Company received $1,447,500 and from the exercise of stock options from which the Company received $3,658,325. Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2005, the end of our current fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, if we want to maintain our interest in the MinQuest property, on or before July 25, 2005 we are required to incur no less than $100,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, we have added a note to the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this note being included in our financial statements.

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

(b) Changes in Internal Controls
Based on his evaluation as of November 30, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                        PATRIOT GOLD CORP.

Date:    January 7, 2005                By     /s/ Ronald C. Blomkamp
                                               -----------------------
                                               Ronald C. Blomkamp
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Secretary and Treasurer