Form 10QSB
period 2005-02-28
PATRIOT GOLD CORP
filed 2005-04-13
CIK 1080448

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#501-1775 Bellevue Avenue, West Vancouver, British Columbia Canada	V7V 1A9
(Address of principal executive offices)	(Zip Code)

(604) 925-5257

(Registrant’s telephone number, including area code)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 29,279,400 shares outstanding as of April 11, 2005.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

_____________________________________________________________________________________________

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2005	2004

ASSETS:
Current Assets:
Cash	$3,743,943	$3,049,991
Prepaid Expense	274	—
GST Receivables	2,191	1,344

Total Assets	$3,746,408	$3,051,335

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$65,667	$22,646
Accrued Expense	—	—

Total Liabilities	65,667	22,646

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 28, 2004 and May 31, 2004	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 29,279,400 shares at
February 28, 2004 and May 31, 2004	29,279	29,279
Paid-In Capital	26,376,487	26,376,487
Subscription Receivable	(79,000)	(1,676,500)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(22,588,582)	(21,643,134)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,680,741	3,028,689

Total Liabilities and Stockholders’ Equity	$3,746,408	$3,051,335

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 28,	February 29,	February 28,	February 29,	Exploration
	2005	2004	2005	2004	State

Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	347,835	119,697	870,674	162,454	1,221,222
General & Administrative	22,168	18,583,244	98,919	20,636,524	21,391,505

Net Loss from Operations	(370,003)	(18,702,941)	(969,593)	(20,798,978)	(22,612,727)

Other Income (Expense)
Interest	21,726	—	24,145	—	24,145

Net Loss	$(348,277)	$(18,702,941)	$(945,448)	$(20,798,978)	$(22,588,582)

Basic & Diluted loss per
Share	$(0.01)	$(0.67)	$(0.03)	$(0.83)

Weighed Average Shares
Outstanding	29,279,400	27,854,785	29,279,400	24,930,951

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,	February 29,	Exploration
	2005	2004	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(945,448)	$(20,798,978)	$(22,588,582)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	—	4,280,347	4,892,401
Stock Issued for Services	—	16,267,500	16,267,500

Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(847)	(1,098)	(2,191)
(Increase) Decrease in Prepaid Expenses	(274)	(1,582)	(274)
Increase (Decrease) in Accounts Payable	43,021	15,995	59,424
Increase (Decrease) in Accrued Expense	—	—	—

Net Cash Used in Operating Activities	(903,548)	(237,816)	(1,371,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,597,500	3,343,325	5,105,825
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	1,597,500	3,343,325	5,115,665

Net (Decrease) Increase in
Cash and Cash Equivalents	693,952	3,105,509	3,743,943
Cash and Cash Equivalents
at Beginning of Period	3,049,991	—	—

Cash and Cash Equivalents
at End of Period	$3,743,943	$3,105,509	$3,743,943

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

Cumulative
Since
June 1, 2000
	For the Nine Months Ended			Inception of
	February 28,		February 29,	Exploration
	2005		2004	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest		$—	$—	$—
Income taxes		$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended February 29, 2004, the Company granted 3,735,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $4,280,347 was recorded.

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

On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants became exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

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

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Patriot Gold Corp. (an exploration state company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of February 28, 2005 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $22,589,000 for the period from June 1, 2000 (inception of exploration state) to February 28, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the remainder of the current fiscal year.

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

Nature of Business

The Company has no products or services as of February 28, 2005. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

The Company’s primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. However, for the periods ended February 28, 2005 and 2004, no transaction gains or losses occurred.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 28, 2005 and 2004 and are thus not considered.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods ended February 28, 2005 and February 29, 2004.

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of May 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $21,684,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of February 28, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On June 11, 2003, the Company issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, a former director and sole officer. On September 2, 2003, Mr. Johnstone converted these shares into the same number of common shares and on January 24, 2004, Mr. Johnstone transferred 3,000,000 shares to each of the three directors, Ronald C. Blomkamp, Robert D. Coale and Robert A. Sibthorpe. Compensation expense of $16,254,000 was record in connection with the transfer.

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

On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants became exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants. The warrants were determined to have no value at the time of their issuance. The shares and warrants were issued to Jill Kurucz, Almir Ramic and Colin Worth.

The following table sets forth the options and warrants outstanding as of February 28, 2005.

Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options & warrants outstanding, May 31, 2004	5,491,000	$1.32

Granted, Exercise price more than fair value	—	—	—
Granted, Exercise price less than fair value	—	—	—
Expired	—	—
Exercised	—	—

Options & warrants outstanding, February 28, 2005	5,491,000	$1.32

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - STOCK OPTIONS / WARRANTS (Continued)

The following table sets forth the options and warrants outstanding as of February 29, 2004.

		Weighted
	Option /	Average	Weighted
	Warrants	Exercise	Average
	Shares	Price	Fair Value

Options & warrants outstanding, May 31, 2003	—	$—

Granted, Exercise price more than fair value	3,895,000	0.79	0.64
Granted, Exercise price less than fair value	5,981,000	1.29	1.89
Expired	—	—
Exercised	(3,315,000)	0.57

Options & warrants outstanding, February 29, 2004	6,561,000	$1.32

               Exercise prices for optioned shares and warrants outstanding as of February 28, 2005 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

				Weighted-	Weighted-
		Weighted-	Shares/	Average	Average
	Shares /	Average	Warrants	Exercise Price	Contractual
Exercise	Warrants	Exercise	Currently	Currently	Remaining
Price	Outstanding	Price	Exercisable	Exercisable	Life

$0.05	550,000	$0.05	550,000	$0.05	9 years
0.80	5,000	0.80	10,000	0.80	9 years
1.03	80,000	1.03	80,000	1.03	9 years
1.40 to 1.45	2,428,000	1.43	700,000	1.43	4 years
1.50 to 1.55	2,428,000	1.52	700,000	1.52	4 years

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

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of February 28, 2004, there are no preferred shares outstanding.

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

As of February 28, 2005, $382,500 has been paid in connection with the acquisition of these rights and $838,722 has been paid for expenditures in exploration of these properties. As these properties are unproven, all $1,221,222 has been expensed.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2004 Form 10-KSB filed by us with the Securities and Exchange Commission.

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

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment late on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2005. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, we expect to spend an estimated $130,000 on a five or six hole drilling program that began drilling on the Bruner property on December 20, 2004. We expect results from the drilling program to completed in the first quarter of 2005. MinQuest retains a three percent NSR production royalty.

Our exploration program to date at Bruner has included:

•	geologic mapping (producing a plan map of the rock types, structure and alteration),
•	rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold),
•	a ground magnetic survey, and
•	a Controlled Source Magneto Telluric survey (recording variations in a generated electrical field using sophisticated survey methods).

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program is expected to continue through January 2005. We expect to drill a total of five to nine holes with depths ranging form 300 to 1,150 feet. This drilling program will test possible extensions of gold mineralization intersected in historic drilling as well as the large CSMT geophysical anomaly located under gravel cover. We expect the drilling program to be completed by the end of the first quarter of 2005.

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

Pending favorable drilling results from the drilling program we began on December 20, 2004, we plan to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. A proposed budget of $400,000 would include 10,000 feet of RC drilling and 2,000 feet of core. The RC rig would drill until reaching mineralized veins and then coring of the veins would occur. This program would not be completed until December 2005. If the drilling program we began on December 20, 2004, fails to intersect high-grade gold values (0.30 ounces per ton or above) the Bruner property will be dropped via termination of the option agreement.

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

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling is now planned for the summer of 2005 after we secure trenching permits from the U.S. Forest Service, which we expect will be completed by the end of Spring 2005. We currently have no plans for any drilling of the Vernal property. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. The cost of trenching and sampling at Vernal will be approximately $40,000. We currently have no plans for any drilling of the Vernal property, but if the trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered. This drilling could be completed by the end of 2005 pending no environmental permitting delays.

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

We hold the property in the Moss Mine region via 65 unpatented mining claims and 7 patented claims (1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest. The patented claims are held collectively by numerous owners within the extended Williams family, and we have the right to purchase these patented claims from these owners under the terms of a letter of intent which is discussed in the subsequent section titled “Letter of Intent for the Williams Property at the Moss Mine Property”.

The Moss Mine was the first gold discovery made in the Oatman district. Discovered in 1864, the mine was worked discontinuously through the 1930’s. Production records are very poor, with past writers listing production equal to or greater than $250,000. The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

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

A study of all drilling results at the Moss Mine indicates a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes. An example from the Patriot drilling tests the vein over a vertical extent of 300 feet. In this example the gold content nearly doubles between AR-5 and AR-23.

The most significant mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply northerly. These veins should intersect the Moss Mine vein at depth. The deepest vein intercepts at Moss are less than 400 feet. The Ruth vein should intersect the Moss Mine vein at 800-900 feet below the surface. If the Moss Mine vein is the feeder for the Ruth vein it must contain similar gold values at that level. The Moss Mine vein needs drill testing to a depth of 900 feet to determine its potential to contain high grade gold mineralization.

An expanded program of drilling is expected to begin in the first quarter of 2005. Approximately 12,000 feet of reverse circulation (RC) drilling is planned to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. Depending on drilling costs, 10 to 15 holes are planned. Hole depth will range from 500 to 1,300 feet. The program budget, which includes significant contingency expenditures, is $643,700.

The program will be completed by July 1, 2005. If successful, another round of drilling using both RC and core drilling rigs is scheduled for the second half of 2005. This program would include 15,000 feet of RC drilling, 3,000 feet of core drilling and metallurgical testing. This phase will cost approximately $750,000 and be completed near the end of 2005.

Encouraging drilling results to date warrant an initial Scoping Study level investigation, which is the determination of the indicated size and grade of the deposit and possible methods of mining and recovering the gold and silver. Tonnage and grade will be determined by outlining the mineralization on sections constructed every 100 feet across the deposit and using the average grade of the drilling intersections. An open pit is then designed that would allow extraction of the deposit. The option of underground mining is also considered. Tests are conducted to determine the best method of extracting the gold and silver. These tests would include the amenability of “heap leaching”. Heap leaching is the piling of ore on an impermeable liner, circulating gold/silver-dissolving solutions (normally cyanide) through the pile or “heap” and recovering the gold/silver from the circulating solution using carbon. Another method that would be tested is “milling” to recover the gold and silver. Milling involves crushing and grinding the ore into tiny particles that allow the gold/silver to be removed by simple gravity or by using chemicals in solution. Determination of the best methods of mining and recovery of the precious metals then allows production costs to be calculated. With this “scoping study” done one can then make an initial determination of whether the project is economically feasible. Planned to run concurrently with the above drilling, this study will cost about $50,000, and is expected to be completed before the end of 2005.

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

With the expertise provided by our Board of Directors and consulting geology professionals, all of whom have been compensated by way of the company stock option plan, we now have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence, and include at least the following:

•	A description of the project and the location of the property;
•	The lands that will be subject to the exploration project;
•	The royalties, net profit interest or other charges applicable to the subject lands;
•	The estimated cost of any geophysical work contemplated; and
•	The estimated acquisition costs, exploration costs and development costs of the property.

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

RESULTS OF OPERATIONS

For the quarter ended February 28, 2005 compared to the same period in 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005.

The Company had no sales and sales revenues from continuing operations for the three months ended February 28, 2005 and no sales for the three months ended February 29, 2004 from continuing operations.

The Company had no selling and marketing expenses from continuing operations for the three months ended February 28, 2005 and the three months ended February 29, 2004. Mining Costs were $347,835 and $870,674 for the three and nine months ended February 28, 2005 and $119,697 and $162,454 the three and nine months ended February 29, 2004. These expenses include money paid for acquiring mineral rights and exploration costs related to these rights. General and administrative expenses were $22,168 and $98,919 for the three and nine months ended February 28, 2005 and $18,583,244 and $20,636,524 for the three and nine months ended February 29, 2004. The decrease in general and administrative expenses from 2004 to 2005 is largely attributable to consulting fees as a result of the issuance of stock options to various consultants that were issued at a discounted price. The Company felt this was necessary in order to attract the best consultants in the field of geology, ground operations, corporate development and financial management to work for the Company, without having to compensate them by way of cash paid directly from the funds that have been raised for project operations. Compensation expense was determined using the Black-Scholes method. We expect such expenses to continue in the future.

The Company recorded a net loss from continuing operations of $348,277 and $945,448 for the three and nine months ended February 28, 2005 compared to a net loss of $18,702,941 and $20,798,978 for the same periods in 2004. The decrease in net loss from 2004 to 2005 is largely attributable to the Company not issuing stock options to consultants at a discounted exercise price.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of February 28, 2005 reflects assets of $3,746,408 consisting of $3,743,943 in cash and $2,465 in other current assets. Total liabilities on the balance sheet as of February 28, 2005 reflect current liabilities of $65,667, consisting of accounts payable.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. In November 2003, we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000. The Class A warrants became exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable on November 27, 2007 at an exercise price of $1.55.

Going Concern Consideration

As indicated in the accompanying balance sheet, as of February 28, 2005 we had $3,743,943 in cash available and current liabilities of $65,667. The cash was as a result of the private placement in which the Company received $1,447,500 and from the exercise of stock options from which the Company received $3,658,325. Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2005, the end of our current fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. In addition, if we want to maintain our interest in the MinQuest property, on or before July 25, 2005 we are required to incur no less than $100,000 in expenditures in connection with mining operations as well as paying MinQuest $20,000. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should be unable to continue as a going concern.

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

Item 3. Controls and Procedures.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s President concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

Based on his evaluation as of November 30, 2004, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Date: April 11, 2005	By: /s/ Ronald C. Blomkamp
Ronald C. Blomkamp
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer