Form 10KSB
period 2005-05-31
PATRIOT GOLD CORP
filed 2005-08-31
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-112424

PATRIOT GOLD CORP.

----------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	86-0947048 (IRS Employer Identification No.)

#501-1775 Bellevue Avenue

West Vancouver, B.C., Canada V7V 1A9

(Address of principal executive offices)

(604)925-5257

(Registrant’s telephone number, including

area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) ☐ Yes [ X ] No

The Company had no revenues during its most recent fiscal year.

Based on the closing sales price of the Common Stock on August 24, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $44.

The Company has 29,279,400 shares of common stock outstanding as of August 24, 2005.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No [ X ].

ii

TABLE OF CONTENTS

iii

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (the “Company” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I

Item 1.	Description of Business.

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we in the exploration stage and are undertaking an exploration program in western Nevada.

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

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, our director and officer, in consideration for his services; this issuance having been previously approved by a vote of both the Board of Directors and the majority stockholders. Each Series A 7% Redeemable Preferred Share had the right to vote with the common shares on all matters requiring stockholder vote, including without limitation the election of directors. Mr. Johnstone received the shares in lieu of cash compensation for the services he provided to us. These services included, without limitation, the determination to transform the company from the then business of ostrich meat production to the current business activity of resource exploration and ensuring that the company would maintain its corporate existence. During this process, Mr. Johnstone was responsible for finding and securing qualified directors for the board, which made up the new management team for the company. Along with this he was also responsible for arranging and closing our July 2003 private placement financing. These funds provided the necessary funding to secure the first resource exploration projects which Mr. Johnstone established when he signed the Letter of Intent with Minquest Inc. on June 27, 2003.

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

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds, and the private placement we closed in November 2003 generated $1,080,000 in gross proceeds. In addition, $2,060,850 and $1,597,500 during the years ended May 31, 2004 and 2005, respectively, was obtained from the exercise of stock options issued under the company’s stock option plan. With the funds currently held by the company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will be dependent on the outcome of work programs currently underway, and whether we pursue additional prospects.

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

We feel that our competitive position compared to other resource exploration companies is quite good. Many junior resource companies generally have very little available capital for securing properties of merit, and also lack the necessary capital required to start or carry on a work program that would be needed to advance the property. These work programs can cost many hundreds of thousands of dollars, and can sometimes even run into the millions. On a relative basis, having raised approximately $5.1 million dollars through private placements and the exercise of options, we are now funded to implement work programs on the properties that we have secured. With our qualified and experienced board of directors and group of consultants, who between them have over 90 years of direct experience working in the geology, mining, and related financial sectors, we have an outstanding management team. Many junior resource companies feel themselves lucky to have only one such expert on their board, let alone three, and with the addition of our consulting geologist, we have four veteran resource experts who have experience working at and in many cases leading exploration projects and mining development projects in many locations all around the globe. We feel this positions us favorably in front of most other junior resource exploration and mining companies.

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

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

Permits for drilling at the MinQuest property (see below Item 2, entitled “Properties”) have been obtained from the Arizona Department of Water Resources, Phoenix, Arizona. The “Intention to Drill Wells” permits were issued February 5, 2004.

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005. In this drilling program, we drilled seven holes with depths ranging from 300 to 750 feet. Because this drilling program had encouraging results, we filed, in April 2005, an amended drilling plan with the Bureau of Land Management that allows three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. The initial holes of the second phase program will be RC; but if we continue to get good results, we will then follow with core drilling.

In connection with the trenching and additional geochemical sampling now planned for the Vernal property (see below Item 2, entitled “Properties”), we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service in the Spring 2005. However, due to the slow process of permitting exploration on U. S. Forest Service lands, we expect to receive approval for the permits by the fall of 2005.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Item 2.	Properties.

We do not lease or own any real property. We currently maintain our corporate office at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9. This office space is an office sharing arrangement being provided as an accommodation to us by our former officer - where we can receive mail and perform other minimal corporate functions. It is being provided without any cost or expense to us. As our business operations grow, it will be necessary for us to seek appropriate office space. Management believes suitable office space will be available when it is needed.

In the following discussion relating to our interests in real property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

A glossary of technical terms used in the following discussion is included at the end of this Item 2.

Map of our Bruner and Vernal properties located in western Nevada.

Bruner Project: The property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads.

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment late on August 27, 2004. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. We are obligated to spend another $225,000 on exploration over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. As noted below, for the period ending July 24, 2005, we have spent approximately $154,811 (not include the $14,000 excess from 2004) on a seven hole drilling program that began drilling on the Bruner property on December 20, 2004 and ended in March 2005. The $104,811 excess from 2005 along with the $14,000 excess from 2004 will be applied to our future exploration commitments (due on July 25, 2006, 2007 and 2008) with respect to the Bruner property. A three percent NSR production royalty is retained by MinQuest.

There is no drilled resource on our claims.

The original operators at the Bruner property are unknown. Prospecting at our Bruner property began in the early 1900’s while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work:

•   In 1983, Kennecott drilled fifteen RC holes (holes left after the process of reverse circulation drilling) on the property.

•

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

•

In 1990-1995, Miramar Mining Corp. drilled 5 RC drill holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is bleached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

Our exploration program to date at Bruner has included:

•	geologic mapping (producing a plan map of the rock types, structure and alteration);
•

rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold);

•	a ground magnetic survey; and
•	a Controlled Source Magneto Telluric survey (recording variations in a generated electrical field using sophisticated survey methods).

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,811, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes, and the results are encouraging enough that additional drilling is planned for later in 2005 (as described below).

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we have decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allows three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. The Initial holes of the second phase program will be RC; but if we continue to get good results, we will then follow with core drilling. The RC rig would drill until reaching mineralized veins and then coring of the veins would occur. We expect this second phase program not to begin until the fall of 2005 and we expect it will be completed in February 2006 at an estimated cost of approximately $400,000. If the second phase drilling program fails to intersect high-grade gold values (0.30 ounces per ton or above) the Bruner property will be dropped via termination of the option agreement.

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks (which are quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago), including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlay the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller). intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alternation mineral) -veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

Fallon, Nevada 66 miles
Paymaster Mine
Bruner Mine
14 13
23 24
13 18
24 19
Derelict Mine
July-Duluth
Mines
Penelas
Mine
N
Moon 15
Moon 16
Moon 13
Moon 11
Moon 12
Moon 9
Moon 10
Moon 6
Moon 3
Moon 4
Moon 1
Moon 2
23 24
26 25
24 19
25 30
Patriot Claim Block
T14N R37E
T14N R38E
0 .5 1 Kilometers
0 .5 1 Mile
PATRIOT GOLD CORP
Bruner Project
Location and Land Status
Nye County, Nevada

Vernal Project: The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $22,500 and spend $250,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003, we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. With MinQuest’s approval, we paid the first installment of $5,000 late on August 27, 2004. Because the permitting for our trenching program on the Veranl property is taking longer than we expected (as discussed below), we have not yet made the $5,000 payment due on July 25, 2005. We will make this payment once we have obtained the trenching permit. MinQuest has consented to this delayed payment. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $26,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure will be applied towards our exploration commitment that was due by July 25, 2005. We are obligated to spend another $205,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006, 2007 and $55,000 by July 25, 2008. As noted below, in March 2005 we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service. Provided we receive the permits for trenching and geochemical sampling by the fall of 2005, we expect to spend an estimated $75,000 on trenching and additional geochemical sampling, which would begin in the fall of 2005 and end by May 2006. However, for twelve-month period ending May 31, 2005, we have only spent approximately $11,542 on the exploration of the Vernal property, not including the credit of $1,500 from excess exploration expenditures for the period ended July 25, 2004. Because we are waiting the permits for the $75,000 trenching and geochemical sampling program, MinQuest has waived the remaining amount of our exploration obligations for the period ended July 25, 2005. As a result of this waiver, the $75,000 trenching and geochemical sampling program will be applied towards our obligation for exploration expenditures for the Vernal property due by July 25, 2006. A three percent NSR production royalty is retained by MinQuest.

If this trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered for the second half of 2006. This drilling could be completed by the end of 2006, provided that there are no environmental permitting delays.

Historical work includes several short audits constructed on the property between 1907 and 1916. There appears to have been little or no production. There is no drilled resource on our claims.

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. As discussed above, trenching and additional geochemical sampling is now planned for the fall of 2005 after we secure trenching permits from the U.S. Forest Service. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. We currently have no plans for any drilling of the Vernal property, but if the trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered. As discussed above, this drilling could be completed by the end of 2006 pending no environmental permitting delays.

The Vernal property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, explored the Vernal property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal property. Amelsco have not been involved with the Vernal property over the last 20 years and are not associated with our option on the property or the exploration work we are doing there. A 225 feet wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet) and larger veining trends northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

28 27
33 34
27 26
34 35
Vernal 5
Vernal 7
Vernal 9
VERNAL 11
VERNAL 13
Vernal 15
T14N R39E
33 34
4 3
NOV
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

An expanded program of drilling began in April 2005, and is expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling will be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We plan to drill 10 to 15 holes. The depths of these holes will range from 500 to 1,300 feet. The program budget, which includes significant contingency expenditures, is $643,700.

The first phase of this expanded drilling program was expected to be completed by the fall of 2005.

However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We are currently seeking to contract a heavier rig to continue the program, which we expect to happen by December 2005. Unless we have poor results from the first phase, we plan to have a second phase of drilling using both RC and core drilling rigs is scheduled for the late fall of 2005. This program would include 15,000 feet of RC drilling, 3,000 feet of core drilling and metallurgical testing. This second phase will cost approximately $750,000 and be completed by May 2006.

Encouraging drilling results to date warrant an initial Scoping Study level investigation, which is the determination of the indicated size and grade of the deposit and possible methods of mining and recovering the gold and silver. Tonnage and grade will be determined by outlining the mineralization on sections constructed every 100 feet across the deposit and using the average grade of the drilling intersections. An open pit is then designed that would allow extraction of the deposit. The option of underground mining is also considered. Tests are conducted to determine the best method of extracting the gold and silver. These tests would include the amenability of “heap leaching”. Heap leaching is the piling of ore on an impermeable liner, circulating gold/silver-dissolving solutions (normally cyanide) through the pile or “heap” and recovering the gold/silver from the circulating solution using carbon. Another method that would be tested is “milling” to recover the gold and silver. Milling involves crushing and grinding the ore into tiny particles that allow the gold/silver to be removed by simple gravity or by using chemicals in solution. Determination of the best methods of mining and recovery of the precious metals then allows production costs to be calculated. With this “scoping study” done we can then make an initial determination of whether the project is economically feasible. Planned to run concurrently with the expanded drilling program described above, this study will cost about $50,000 and is expected to be completed by December 31, 2005.

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
Mohave County, Arizona
0
1000
Feet
North
Patriot Controlled Land
Patented Claim
Unpatented Claim
Bullhead City 9 miles
T20N
R21W
R20W
24
19
20
21
25
30
29
28

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

Letter of Intent for the Williams Property at the Moss Mine

In November 2003 we executed a letter of intent to purchase a 100% interest in Moss Mine property owned by an extended family and which is located in the historic Oatman gold mining district. This property is unrelated to and separate from the MinQuest property. Work already completed on this property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was done over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not necessarily give as much information about the underlying rocks.

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

On February 19, 2004, we executed a formal agreement to purchase the Williams property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which was acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 deposit was to be delivered to the sellers. On the three-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid-July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the Williams property. On August 27, 2004 we paid the final $300,000 to the escrow agent for the closing of the sale. On November 11, 2004, the escrow agent released the $300,000 to the sellers for the closing of the sale, and, as a result, we now own 100% interest in the Williams property.

Seller has delivered to us all information in their possession regarding the Williams property. During the six month period after the signing of the definitive agreement we had the right to conduct our due diligence on the Williams property and if we decided not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associates with the purchase of the Williams property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the Williams property, doing so would give us full rights to begin mining operations.

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

We currently have no exploration programs planned for the Williams property and we do not expect to conduct any exploration programs on this property prior to May 31, 2006.

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

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from volcanic rocks.

Item 3.	Legal Proceedings.

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the National Association of Securities Dealers Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.OB.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2005 and May 31, 2004:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2005	Fourth Quarter	$0.45	$0.29
	Third Quarter	$0.55	$0.26
	Second Quarter	$0.81	$0.26
	First Quarter	$1.44	$0.56
2004	Fourth Quarter	$2.60	$1.17
	Third Quarter	$2.71	$1.66
	Second Quarter	$2.15	$1.22
	First Quarter	N/A	N/A

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 15, 2005, there were approximately 145 holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

No warrants, options, or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2005, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan	5,290,000	(1)	$0.72	256,000

(1)      Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2005, there were a total of 5,290,000 options granted under the plan with exercise prices ranging from $0.05 per share to $1.50 per share.

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

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

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

Since February 2, 2004, we have issued 1,560,000 shares of common stock pursuant to options granted to employees and consultants eligible for grants under our Amended 2003 Stock Option Plan. The grants of options and the issuance of shares of common stock upon the exercise thereof were registered by us on Form S-8.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured several properties in the Walker Lane area of Nevada, and are working to acquire a property in the historic Oatman mining district of Arizona. With adequate funding to meet all our obligations on our current projects and a highly qualified and well-motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2006, our objective is to continue to explore our properties. The funds in our treasury are sufficient to meet all planned activities as outlined below, with a significant contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the next twelve months (ending May 31, 2006).

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

We do not anticipate any equipment purchases in the next twelve months (ending May 31, 2006)

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

Bruner and Vernal Projects.

We have fulfilled our exploration commitments with respect to both Bruner and Vernal projects of $75,000 for the period ending July 25, 2004, during which we spent $90,500 of which $64,000 and $26,500 was spent on the exploration of the Bruner and Vernal properties, respectively. The excess expenditures will be credited towards our commitment for period ended July 25, 2005, as allowed for in the agreement with MinQuest. Surveys (geology and geophysics) have been done showing likely areas for drilling. We fulfilled our exploration commitment of $50,000 with respect to the Bruner property for the twelve month period ended July 25, 2005, and MinQuest has waived the remaining amount of our $50,000 exploration obligation for the Vernal property that was due by July 25, 2005. From July 24, 2004 through May 15, 2005, we have spent $166,353 on the exploration of the Bruner and Vernal properties, of which $154,811 was spent on the exploration of the Bruner property and $11,542 was spent on the exploration of the Vernal property (which does not include the $15,500 credit from the period ended July 25, 2004). The $104,811 spent in excess of our $50,000 exploration obligations for Bruner property for the period ended July 25, 2005 will, under our agreement with MinQuest, be credited towards our exploration commitments of $50,000 for the twelve month period ending July 25, 2006. Because we are waiting the permits for a $75,000 trenching and geochemical sampling program, MinQuest has waived the remaining amount of our obligations for exploration expenditures on the Vernal property for the period ended July 25, 2005. We expect to be able to begin this exploration program for the Vernal property by the fall of 2005. The amount spent on this exploration of the Vernal property will be applied towards our exploration commitments for that property for the period ending July 25, 2006.

A total of 18 drill sites on the Bruner property have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. With these permits in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005. We drilled a total of seven holes with depths ranging form 300 to 750 feet. This drilling program tested possible extensions of gold mineralization intersected in historic drilling as well as the large CSMT geophysical anomaly located under gravel cover. The total cost of this program for the Bruner property was approximately $154,811. Because the favorable results we obtained from the drilling program we began on December 20, 2004, we plan to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allows three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. The initial holes of the new program will be RC, but with continuing good results core drilling will follow. The RC rig would drill until reaching mineralized veins and then coring of the veins would occur. We expect this second phase program not to begin until the fall of 2005 and we expect it will be completed in February 2006 at an estimated cost of approximately $400,000. If the second phase drilling program fails to intersect high-grade gold values (0.30 ounces per ton or above) the Bruner property will be dropped via termination of the option agreement. Trenching and additional geochemical sampling of the Vernal property is now planned for the fall of 2005. As noted above, scheduling of the Vernal property exploration program will be dictated by the length of time it takes to get proper permits for trenching and geochemical sampling from the U.S. Forest Service land. In March 2005, we initiated the permitting of trenching on the Vernal property with the U.S. Forest Service. However, due to the slow process of permitting exploration on U. S. Forest Service lands, we expect to receive approval for trenching by the fall of 2005. This trenching and geochemical sampling is expected to be completed by May 2006. If this trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered for the second half of 2006. This drilling could be completed by the end of 2006, provided that there are no environmental permitting delays.

MinQuest Property at Moss Mine.

We have done considerable drilling on the MinQuest property claims.

The easternmost section of the MinQuest property, which was mostly untested by drilling was drilled with thirty reverse circulation holes. This allowed accurate cross-sections to be made for this area. The coverage on this section is generally 2 or 3 holes on 100 foot sections testing grades and widths from 50-250 feet down dip.

In the western area, limited confirmation drilling was carried out and the results obtained were generally in line with the values obtained by previous operators. Geological information obtained may now provide a structural explanation for the lack of success obtained here to date by previous operators.

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

An expanded program of drilling began in April 2005, and is expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling will be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We plan to drill 10 to 15 holes. The depths of these holes will range from 500 to 1,300 feet. The program budget, which includes significant contingency expenditures, is $643,700.

The first phase of this expanded drilling program will be completed by the fall of 2005. Unless we have poor results from the first phase, we plan to have a second phase of drilling using both RC and core drilling rigs is scheduled for the late all of 2005. This program would include 15,000 feet of RC drilling, 3,000 feet of core drilling and metallurgical testing. This second phase will cost approximately $750,000 and be completed by May 2006.

Encouraging drilling results to date warrant an initial Scoping Study level investigation. Planned to run concurrently with the above drilling, this study will cost about $50,000, and is expected to be completed before December 31, 2005.

Results of Operations

The Twelve Months Ended May 31, 2005 compared to the Twelve Months Ended May 31, 2004

The Company had no revenues during the fiscal years ended May 31, 2005 and May 31, 2004 because it had no business operations during such fiscal years. Total expenses decreased by $20,485,025, to $1,140,453 for the fiscal year ended May 31, 2005 compared to the fiscal year ended May 31, 2004. This decrease is primarily due to the reduction in general and administrative expenses in connection with shares issued in 2004 for consulting of $21,146,376. Other general and administrative expenses increased by $16,271 and consisted primarily of professional fees and administrative expenses. Mining expenses increased by $677,922 to $1,028,170. Such expenses primarily consisted of acquisition and exploration costs of mining properties.

The Twelve Months Ended May 31, 2004 compared to the Twelve Months Ended May 31, 2003

During the two fiscal years ended May 31, 2004 and 2003, we incurred a net loss of $21,625,478 and $11,215, respectively. Until the execution of the Property Option Agreement with MinQuest, we had no operations, so our net loss for the two years ended May 31, 2004 and 2003 were a result of professional services and administrative expenses.

We had no revenues for the year ended May 31, 2004. We did not generate any revenues for year ended May 31, 2003. There was no cost of revenue for the two years ending May 31, 2004 and 2003.

For the two fiscal years ended May 31, 2004 and 2003, general and administrative expenses were $21,274,930 and $11,215. The increase in G&A expenses from 2003 to 2004 is largely attributable to $4,892,376 in consulting fees as a result of the issuance of stock options and $16,254,000 in consulting income attributed to the transfer of 9,000,000 shares of our common stock from Bruce Johnstone to our current directors. We expect such expenses to continue in future periods. We expect such expenses to continue in future periods. As of June 30, 2005, the Company has received approximately $3.66 million for the exercise of stock options granted to consultants.

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

Liquidity and capital resources

Our balance sheet as of May 31, 2005 reflects assets of $3,578,748 consisting of cash of $3,543,748 and prepaid expenses of $35,000. Total liabilities on the balance sheet as of May 31, 2005 reflect current liabilities of $46,044, consisting of accounts payable.

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

During the fiscal year ended May 31, 2005, $2,060,850 was obtained from the exercise of stock options issued under our stock option plan.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2005, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

The financial statements are set forth immediately preceding the signature page.

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company’s chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 8B. Other Information.

None

PART II

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers.

All directors of our company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Ronald C. Blomkamp	Chairman, President, Chief Executive and Operating Officer and Secretary	59	July 21, 2003
Robert A. Sibthorpe	Director	55	June 23, 2003
Robert D. Coale	Director	64	June 23, 2003

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

Ronald C. Blomkamp has been our Chairman, President, Chief Executive and Operating Officer and Secretary since July 21, 2003. For the five years prior to becoming a director and officer to our company, Mr. Blomkamp acted on his own behalf investing in the stock markets. With a focus on the natural resource sector, his daily involvement in this area saw him making many strategic partnerships amongst the various professionals working in this field. Prior to this, he lived in South Africa and has worked extensively at the face of many of the world’s deepest gold mines and across several facets of the industry, and has collaborated with the South African Chamber of Mines on rock mechanics, safety and efficiency. He holds several patents relating to advanced mining technology. Mr. Blomkamp holds a Diploma in Production Engineering from Witwatersrand College for Advanced Technology in South Africa, and for sixteen years from March of 1978 to 1994 worked at Edward L Bateman (now called ELB Group), a publicly listed company and South Africa’s leading mining services company. During this time he acted in a variety of capacities, including Group Industrial Engineer (1978 – 1981), Engineering Manager (1981 – 1987), and Technical Director (1987 to 1994), where he oversaw all aspects of plant production and manufacturing as well as quality assurance and product development. ELB Group’s services included the design and production of mining equipment for the processing of mineral ore, as well as equipment for mine excavation and shaft drilling, and the production of equipment for separating metals from the base rock component. Mr. Blomkamp has collaborated with the South African Chamber of Mines on rock mechanics, safety and efficiency. He also holds several patents relating to advanced mining technology.

Robert A. Sibthorpe has been a director since June 23, 2003, and is an exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. Since the beginning of 2003 he has acted as an independent consultant and director. From March 2003, to November 2003 Mr. Sibthorpe sat on the Board of Freegold Ventures Corp., a Canadian listed public company that is an exploration stage mining company, and since June of 2001 has provided independent consulting services to Rare Earth Metals Corp., another Canadian listed public company that is an exploration stage mining company. From January 2003 to March 2003 Mr. Sibthorpe was involved with project generation and review for Olympus Pacific Minerals Ltd., a company listed on the Toronto Venture Exchange that is an exploration stage mining company. From January, 2001 to January of 2003 Mr. Sibthorpe acted as Senior Vice President of Business Development in Vancouver for Ivanhoe Mines Ltd., a Toronto Stock Exchange listed public company that is a reserve stage mid-tier copper and iron ore producer, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a “Small Mines Unit”, he was directly responsible for placing into commercial production, an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study level. From May of 1999 to January of 2001 Mr. Sibthorpe was Senior Mining Analyst for Canaccord Capital Corp. (Vancouver), a private Canadian brokerage house. In 1997 and 1998 Mr. Sibthorpe acted as an independent consultant and director based out of Phoenix, Arizona, and from May 1997 to August of 2000 acted as an outside director for InnovaCom Inc., a U.S. public developmental stage technology company that focuses on video compression technology. Mr. Sibthorpe also acts as a Director for Madison Enterprises, a Toronto listed public company that is an exploration stage mining company, and has done so since October of 1996. From June of 1986 to September of 1996 Mr. Sibthorpe acted as Director and Senior Analyst Corporate Finance (Canada), working in Toronto and Vancouver for Yorkton Securities Inc., a private brokerage house that directly or through syndication raised some $3 billion in equity capital for the mining sector during that ten year period. From June of 1979 to May of 1986 he worked at Midland Doherty Ltd., a brokerage house, as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years, and in 1978 completed an MBA at the University of Toronto.

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

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the most recent fiscal year, none of the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act has filed such forms on a timely basis.

Code of Ethics.

The Company has not adopted a Code of Ethics.

Item 10.	Executive Compensation.

We have not paid, nor do we owe, any compensation to our executive officer for the years ended May 31, 2003, 2004 and 2005. We have not paid any compensation to our officers for the last three fiscal years.

We have no employment agreements with any of our executive officers or employees.

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, who was our sole officer and a director from October 2002 until July 2003. Mr. Johnstone is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. Mr. Johnstone subsequently exchanged all his preferred shares for 13,500,000 shares of common stock. Of said shares, he transferred 3,000,000 to each of our current directors.

Bruce Johnstone, our sole officer as of the end of our fiscal year end May 31, 2003, was not granted any options or SARs. Except as provided below, none of our executive officers was granted any options or SARs during the fiscal year ended May 31, 2005.

The following table sets forth information with respect to compensation we paid up to and including the fiscal year ended May 31, 2005 to our executive officers and directors.

Summary of Annual Compensation

Long-term compensation

		Annual Compensation			Awards		Payouts

Names and Principal position	Year end May 31,	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/SARs(#)	LTIP payouts ($)	All other compensation ($)

Ron Blomkamp President, Chief Executive and Financial Officer and Director	2005 2004 2003	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA 200,000 (1) NA	NA NA NA	NA NA NA
Robert A. Sibthorpe Director	2005 2004 2003	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA 200,000 (2) NA	NA NA NA	NA NA NA
Robert D. Coale Director	2005 2004 2003	NA NA NA	NA NA NA	NA NA NA	NA NA NA	NA 100,000 (3) NA	NA NA NA	NA NA NA

None of our officers and directors have received any other compensation from us other than as indicated above.

(1)	Ron Blomkamp, who became our sole executive officer and a Director in July 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the 2003 Stock Option Plan.
(2)	Robert A. Sibthorpe, who became a director in June 2003, was granted the right to purchase an aggregate of 200,000 options pursuant to the 2003 Stock Option Plan.
(3)	Robert D. Coale, who became a director in June 2003, was granted the right to purchase an aggregate of 100,000 options pursuant to the 2003 Stock Option Plan.

OPTION/SAR GRANTS

(Individual Grants)

Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year Ended May 31, 2005	Exercise or Base Price ($/Sh)	Expiration Date

Ron Blomkamp	-	-	NA	NA
Robert A. Sibthorpe	-	-	NA	NA
Robert D. Coale	-	-	NA	NA

AGGREGATE OPTION/SAR EXERCISES

AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (1)	Value Of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable/ Unexercisable (2)

Ron Blomkamp	--	--	200,000	64,000
Robert A. Sibthorpe	--	--	200,000	64,000
Robert D. Coale	--	--	100,000	32,000

(1) All options are exercisable.

(2) Based on the closing price for our common stock on May 31, 2005 of $0.37 per share.

Our officer and directors have no other arrangements from the company pursuant to which they received or are to receive any other compensation other than as indicated above.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 24, 2005, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 29,279,400 shares of Common Stock which are issued and outstanding. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Bruce Johnstone 102 Donaghy Avenue, North Vancouver, B.C. Canada V7P 2L5..................................................	4,500,000	(1)	15.4%
Almir Ramic Suite 304 33675 Marshall Road Abbotsford, B.C. Canada V2S 1L4..................................................	2,250,000	(2)	7.2%
Colin Bruce Worth P.O. Box 1880 40439 Tantalus Road Squamish, B.C. Canada V0N 3G0.............................................	1,600,000	(3)	5.7%
Robert A. Sibthorpe..................................	3,200,000	(4)	10.9%
Robert D. Coale.........................................................	3,100,000	(5)	10.6%
Ronald C. Blomkamp..........................	3, 215,000(6)		10.9%
Directors and Officers as a Group (3 individuals)...............................	9,515,000		32.0%

(1)

In June 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Bruce Johnstone, our officer and director from October 2002 until July 2003. In September 2003, Mr. Johnstone exchanged his 13,500,000 preferred shares for 13,500,000 shares of our common stock. On January 22, 2004, Mr. Johnstone transferred 9,000,000 shares of common stock to our three directors without any compensation; the value of those shares on January 24, 2004 was $16,254,000 (based on a discount of approximately 16% on $2.15, which was the closing price of our common stock on the OTC at the close of trading on January 22, 2004). The value of the shares transferred to our three directors was discounted by approximately 16% from the market value of $2.15 per share because they are restricted. Mr. Johnstone transferred the shares to the three of our directors in exchange for our agreement to register his remaining shares of common stock. We entered into such an agreement in order to align the interest of directors with those of our shareholders.

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

(4)	Includes 200,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.
(5)	Includes 100,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.
(6)	Includes 200,000 options pursuant to the Stock Option Plan to purchase common stock at a purchase price of $0.05 per share.

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

Item 12.	Certain Relationships and Related Transactions.

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

There are no promoters associated or involved with the company. We have a single individual, Mr. Brian Uppal, who acts as our investor relations person to answer questions received from phone callers. Mr. Uppal has been compensated by a grant of 250,000 stock options under our stock option plan. These options were granted on October 14, 2003, with an exercise price of $1.50, and because the option price was above fair market value of $1.47, we did not record any compensation expense. We have also hired Shareholder.com, a fulfillment service provider, to handle the logistics of mailing out an informational pamphlet prepared by us to those investors who have requested more information about us through our Web site. Under our agreement with Shareholder.com, Shareholder.com performs mail order fulfillment service to persons who request an investor package through our Web site. The investor enters the required information on our Website. The information is then transmitted to Shareholder.com, which then mails the investor package to the person requesting it. The investor and Shareholder.com do not communicate with each other and Shareholder.com adds no materials of their own to the mailings to our investors. Shareholder.com acts only as a collation and mailing service provider to us so that we do not have to spend time doing this work.

Under the Shareholder.com agreement, which has a month-to-month term, we are responsible for the preparation and contents of the investor package. The pamphlet we provided to Shareholder.com consisted of basic information about us, the members of our management team and our business, and the information is taken from our Web site.

Under the Shareholder.com agreement, Shareholder.com acted solely as a transmitter of information to investors that we provided to them for which we paid;

•	an initial start up fee of $495,
•	a monthly fee of $195 for the mail order fulfillment service,
•	a processing fee of $0.95 per request
•	and the cost of postage and handling of investor packages mailed by Shareholder.com.

Item 13.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (a)
3.2	Registrant’s Restated Articles of Incorporation. (b)
3.3	By-Laws of Registrant. (a)
4.1	Specimen common stock certificate. ###
4.2	Form of Class A Warrant. (c)
4.3	Form of Class B Warrant. (c)
4.4	Form of Class C Warrant. (c)
4.5	Form of Class D Warrant. (c)
4.6	Warrant Agreement – July 2003 private placement. (c)
4.7	Form of Class A-1 Warrant. #
4.8	Form of Class B-1 Warrant. #
4.9	Form of Class C-1 Warrant. #
4.10	Form of Class D-1 Warrant. #
4.11	Warrant Agreement – November 2003 private placement. ##
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. ###
10.2	Stock Option Plan. (d)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (e)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. #
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. ##
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. ###
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (f)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. ##
10.9	Agreement with Shareholder.com ####

# Previously filed with the Company’s registration statement on Form SB-2, Registration No. 333-112424, submitted to the SEC on February 2, 2004.

## Previously filed with the amendment No. 2 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on July 16, 2004.

### Previously filed with the amendment No. 3 to the Company’s registration statement on Form

SB-2/A, Registration No. 333-112424, submitted to the SEC on October 6, 2004.

#### Previously filed with the amendment No. 4 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on December 27, 2004.

** Previously filed with the amendment No. 8 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on July 5, 2005.

(a) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.

(b) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(c) Previously filed as exhibits to the Company’s May 31, 2003 Form 10-KSB submitted to the SEC on August 26, 2003.

(d) Previously filed as Exhibit 4.1 to the Company’s Form S-8 on May 30, 2003, SEC File Number 333-105691, as amended by the Company’s Post-Effective Amendment of Form S-8 filed on September 23, 2003.

(e) Previously filed as an exhibit to the Company’s August 31, 2003 Form 10-QSB submitted to the SEC on October 14, 2003.

(f) Previously filed as an exhibit to the Company’s February 29, 2004 Form 10-QSB submitted to the SEC on April 9, 2004.

Item 14.	Principal Accountant and Fees.

Robison Hill & Co. is currently serving as the Company’s principal independent accountant. The accountant’s pre-approved fees billed to the Company are set forth below:

	Fiscal year ended May 31, 2005	Fiscal year ended May 31, 2004
Audit Fees	$27,045	$14,995
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

As of May 31, 2005, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2005 AND 2004

Contents	Page

Independent Auditor’s Report	F - 1

Balance Sheets
May 31, 2005 and 2004	F - 2

Statements of Operations for the
Year Ended May 31, 2005 and 2004 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2005	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2005	F - 4

Statements of Cash Flows for the
Year Ended May 31, 2005 and 2004 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2005	F - 10

Notes to Financial Statements	F - 12

INDEPENDENT AUDITOR’S REPORT

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2005 and 2004, and the related statements of operations and cash flows for the two years ended May 31, 2005 and 2004 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2005, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully Submitted,

/S/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

August 23, 2005

F - 1

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	MAY 31, 2005	MAY 31, 2004
ASSETS:
Current Assets:
Cash	$3,543,748	$3,049,991
Prepaid Expense	35,000	--
GST Receivables	--	1,344

Total Assets	$3,578,748	$3,051,335

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$46,044	$22,646

Total Liabilities	46,044	22,646

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2005 and 2004	--	--
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 29,279,400 shares at
May 31, 2005 and 2004	29,279	29,279
Paid-In Capital	26,376,487	26,376,487
Subscription Receivable	(79,000)	(1,676,500)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(22,736,619)	(21,643,134)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	3,532,704	3,028,689

Total Liabilities and Stockholders' Equity	$3,578,748	$3,051,335

        The accompanying notes are an integral part of these financial statements.

F — 2

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED MAY 31,		CUMULATIVE SINCE JUNE 1, 2000 INCEPTION OF EXPLORATION
	2005	2004	STATE
Revenues	$--	$--	$--
Cost of Revenues	--	--	--

Gross Margin	--	--	--
Expenses:
Mining Costs	1,028,170	350,548	1,378,718
General & Administrative	112,283	21,274,930	21,404,869

Net Loss from Operations	(1,140,453)	(21,625,478)	(22,783,587)

Other Income (Expense)
Interest	67,120	--	67,120
Currency Exchange	(20,152)	--	(20,152)

Net Other Income (Expense)	46,968	--	46,968

Net Loss	$(1,093,485)	$(21,625,478)	$(22,736,619)

Basic & Diluted loss per
Share	$(0.04)	$(0.93)

Weighed Average Shares
Outstanding	29,279,400	23,351,192

        The accompanying notes are an integral part of these financial statements.

F — 3

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		PAID-IN	SUBSCRIPTION STOCK	CUMULATIVE CURRENCY TRANSLATION	RETAINED	DEFICIT ACCUMULATED DURING EXPLORATION
	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL	RECEIVABLE	ADJUSTMENT	DEFICIT	STATE
Balance at November 30,
1998 (inception)	--	$--	--	$--	$--	$--	$--	$--	$--
November 30, 1998
Issuance of Stock for
services and payment
of accounts payable	--	--	1,000,000	1,000	--	--	--	--	--
April 1, 1999 Issuance
of Stock for cash
pursuant to private
placement	--	--	1,004,000	1,004	49,196	--	--	--	--
Net Loss	--	--	--	--	--	--	--	(38,305)	--
Currency Translation
Adjustment	--	--	--	--	--	--	(15,996)	--	--

Balance at May 31, 1999 .	--	--	2,004,000	2,004	49,196	--	(15,996)	(38,305)	--
Retroactive Adjustment
for 1:7.6 Stock Split
June 17, 2003	--	--	13,226,400	13,226	(13,226)	--	--	--	--

Restated Balance May 31,
1999	--	--	15,230,400	15,230	35,970	--	(15,996)	(38,305)	--
Net Loss	--	--	--	--	--	--	--	(2,777)	--
Currency Translation
Adjustment	--	--	--	--	--	--	(489)	--	--

Balance at May 31, 2000 .	--	--	15,230,400	15,230	35,970	--	(16,485)	(41,082)	--

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
July, 2003 Compensation
from Issuance of
Stock Options
Below Fair Market
Value	--		--	--	--	235,354	--	--	--	--
September 2, 2003,
Preferred Shares
Converted to
Common	(13,500,00	0)	(13,500)	13,500,000	13,500	--	--	--	--	--
September 12, 2003,
Stock Options
Exercised	--		--	200,000	200	9,800	--	--	--	--
September 17, 2003,
Stock Options
Exercised	--		--	930,000	930	45,570	--	--	--	--
September 22, 2003,
Stock Options
Exercised	--		--	525,000	525	25,725	--	--	--	--
September 23, 2003,
Stock Options
Exercised	--		--	105,000	105	8,895	--	--	--	--

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
November 2003,
Compensation
From Issuance of
Stock Options Below
Fair Market Value	--	$--	--	$--	$290,818	$--	$--	$--	$--
December 2, 2003 Stock
Options Exercised	--	--	5,000	5	3,995	(4,000)	--	--	--
December 22, 2003, Stock
Options Exercised	--	--	20,000	20	20,580	--	--	--	--
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
March 2004,
Compensation
From Issuance of
Stock Options Below
Fair Market Value	--	$--	--	$--	$612,030		$--	$--	$--	$--
March 5, 2004, Stock
Options Exercised	--	--	1,285,000	1,285	1,761,215		(1,597,500)	--	--	--
April 2, 2004, Stock
Options Exercised	--	--	50,000	50	74,950		(75,000)	--	--	--
Net Loss	--	--	--	--	--		--	--	--	(21,625,47	8)

Balance May 31, 2004	--	--	29,279,400	29,279	26,376,487		(1,676,500)	(16,361)	(41,082)	(21,643,13	4)
Cash from Subsciption
Receivable	--	--	--	--	--		1,597,500	--	--	--
Net Loss	--	--	--	--	--		--	--	--	(1,093,485)

Balance May 31, 2005	--	$--	29,279,400	$29,279	$26,376,48	7	$(79,000)	$(16,361)	$(41,082)	$(22,736,6	19)

        The accompanying notes are an integral part of these financial statements.

F — 9

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			CUMULATIVE SINCE JUNE 1, 2000 INCEPTION OF
	MAY 31, 2005	MAY 31, 2004	EXPLORATION STATE
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,093,485)	$(21,625,478)	$(22,736,619)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	--	4,892,401	4,892,401
Stock Issued for Services	--	16,267,500	16,267,500
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	1,344	(1,344)	--
(Increase) Decrease in Prepaid Expenses	(35,000)	--	(35,000)
Increase (Decrease) in Accounts Payable	23,398	8,587	39,801
Increase (Decrease) in Accrued Expense	--	--	--

Net Cash Used in Operating Activities	(1,103,743)	(458,334)	(1,571,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	1,597,500	3,508,325	5,105,825
Proceeds from Contributed Capital	--	--	9,840

Net Cash Provided by Financing Activities	1,597,500	3,508,325	5,115,665

Net (Decrease) Increase in
Cash and Cash Equivalents	493,757	3,049,991	3,543,748
Cash and Cash Equivalents
at Beginning of Period	3,049,991	--	--

Cash and Cash Equivalents
at End of Period	$3,543,748	$3,049,991	$3,543,748

F — 10

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Continued)

	MAY 31, 2005	MAY 31, 2004	CUMULATIVE SINCE JUNE 1, 2000 INCEPTION OF EXPLORATION STATE
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest......................................$	--	$--	$--
Income taxes..................................$	--	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        During the year ended May 31, 2004, the Company granted 5,290,000 stock options to various directors and consultants for an exercise price ranging from $0.05 to $1.50 per share. Consulting expense of $4,892,401 was recorded.

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

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $22,778,000 for the period from June 1, 2000 (inception of exploration state) to May 31, 2005 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the next fiscal year.

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
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

        The Company has no products or services as of May 31, 2005. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

Loss per Share

        Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for May 31, 2005 and 2004 and are thus not considered.

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

Advertising Costs

        Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2005 and 2004.

F — 15

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 — INCOME TAXES

        As of May 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,280,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

        As of May 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

        The following table sets forth the options and warrants outstanding as of May 31, 2005.

                                                                                   WEIGHTED
                                                               OPTION /             AVERAGE            WEIGHTED
                                                               WARRANTS            EXERCISE            AVERAGE
                                                                SHARES               PRICE            FAIR VALUE
                                                            --------------- ---  --------------      -------------
Options & warrants outstanding, May 31, 2004.........         5,491,000       $        1.33

Granted, Exercise price more than fair value.........                   --                  --                 --
Granted, Exercise price less than fair value.........                   --                  --                 --
Expired..............................................                   --                  --
Exercised............................................                   --                  --
                                                            ---------------      --------------

Options & warrants outstanding, May 31, 2005.........         5,491,000       $        1.33
                                                            ===============       =============

F — 18

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 — STOCK OPTIONS / WARRANTS (Continued)

        The following table sets forth the options and warrants outstanding as of May 31, 2004.

                                                                                   WEIGHTED
                                                               OPTION /             AVERAGE            WEIGHTED
                                                               WARRANTS            EXERCISE            AVERAGE
                                                                SHARES               PRICE            FAIR VALUE
                                                            ---------------      --------------      -------------
Options & warrants outstanding, May 31, 2003.........               --       $          --

Granted, Exercise price more than fair value.........            3,895,000                0.79               0.64
Granted, Exercise price less than fair value.........            6,251,000                1.27               1.91

Expired..............................................                   --                  --
Exercised............................................           (4,655,000)               0.80
                                                            ---------------      --------------

Options & warrants outstanding, May 31, 2004.........        5,491,000       $        1.33
                                                            ===============      ==============

        Exercise prices for optioned shares and warrants outstanding as of May 31, 2005 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                   WEIGHTED-            WEIGHTED-
                                            WEIGHTED-          SHARES/              AVERAGE              AVERAGE
                          SHARES /           AVERAGE           WARRANTS          EXERCISE PRICE        CONTRACTUAL
     EXERCISE             WARRANTS           EXERCISE         CURRENTLY            CURRENTLY            REMAINING
      PRICE              OUTSTANDING          PRICE          EXERCISABLE          EXERCISABLE              LIFE
-------------------    ----------------    -------------    ---------------    -------------------    ---------------

             $0.05             550,000            $0.05            550,000                  $0.05        9 years
              0.80               5,000             0.80              5,000                   0.80        9 years
              1.03              80,000             1.03             80,000                   1.03        9 years
      1.40 to 1.45           2,428,000             1.43          1,564,000                   1.41        4 years
      1.50 to 1.55           2,428,000             1.53            700,000                   1.53        4 years

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

        During September, October and November 2003, 3,075,000 common shares were issued to various directors and consultants in connection with the exercising of stock options for $1,710,225 in cash. The exercise price ranged from $0.05 to $1.50..........

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

F — 20

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 — PREFERRED STOCK

        The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2005, there are no preferred shares outstanding.

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

        As of May 31, 2005, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

F — 22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 26, 2005	By: /s/ Ronald C. Blomkamp
Name: Ronald C. Blomkamp
Title: President, Chief Executive Officer, Chief Financial Officer, and Secretary