Form 10QSB
period 2005-08-31
PATRIOT GOLD CORP
filed 2005-10-12
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER 000-32919

                               PATRIOT GOLD CORP.

             (Exact name of registrant as specified in its charter)



             Nevada                                     86-0947048
             ------                                     ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

          501-1775 Bellevue Avenue, West Vancouver B.C. V7V 1A9, Canada
               (Address of principal executive offices) (Zip Code)

                                 (604) 925-5257
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 29,279,400 shares outstanding as of October 10, 2005.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

                                TABLE OF CONTENTS

                                                                                                 Page
PART I  - Financial Information
  Item 1. Financial Statements
      Balance Sheets August 31, 2005, and May 31, 2005 (audited)                                     1
      Statements of Operations for the three month periods ended August 31, 2005 and 2004, and
      for the period from inception on June 1, 2000 to August 31, 2005.                              2
      Statements of Cash Flows for the three-month periods ended August 31, 2005 and 2004, and
      for the period from inception on June 1, 2000 to August 31, 2005.                              3
      Notes to the Financial Statements                                                              5
  Item 2. Management's Discussion and Analysis or Plan of Operation                                  9
  Item 3 Controls and Procedures                                                                    14
PART II - Other Information                                                                         14
  Item 1.  Legal Proceedings                                                                        14
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                               14
  Item 3. Defaults Upon Senior Securities                                                           14
  Item 4. Submission of Matters to a Vote of Security Holders                                       14
  Item 5. Other Information                                                                         14
  Item 6. Exhibits                                                                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                 (Unaudited)
                                                                                  August 31,           May 31,
                                                                                    2005                2005
                                                                             ------------------- -------------------
ASSETS:
Current Assets:
    Cash                                                                             $3,389,698          $3,543,748
    GST Receivable                                                                          491                  --
    Prepaid expenses                                                                     35,000              35,000
                                                                             ------------------- -------------------

Total Current Assets                                                                 $3,425,189          $3,578,748

Office Equipment, Net                                                                     4,193                  --
                                                                             ------------------- -------------------

Total Assets                                                                         $3,429,382          $3,578,748
                                                                             =================== ===================

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                    $44,701             $46,044
                                                                             ------------------- -------------------



Stockholders' Equity:
   Preferred Stock, Par Value $.001
      Authorized 20,000,000 shares,
      No shares issued at August 31, 2005 and May 31, 2005                                    -                   -
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares,
    Issued 29,279,400 shares at
    August 31, 2005 and May 31, 2005                                                     29,279              29,279
  Paid-In Capital                                                                    26,376,487          26,376,487
  Subscription Receivable                                                              (79,000)            (79,000)
  Currency Translation Adjustment                                                      (16,361)            (16,361)
  Deficit Accumulated Since Inception of Exploration State                         (22,884,642)        (22,736,619)
  Retained Deficit                                                                     (41,082)            (41,082)
                                                                             ------------------- -------------------

     Total Stockholders' Equity                                                       3,384,681           3,532,704
                                                                             ------------------- -------------------

     Total Liabilities and Stockholders' Equity                                      $3,429,382          $3,578,748
                                                                             =================== ===================


The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                                2005                2004               State
                                                          ------------------ ------------------- -------------------
  Revenues                                                $              -   $               -   $               -
  Cost of Revenues                                                       -                   -                   -
                                                          ------------------ ------------------- -------------------

  Gross Margin                                                           -                   -                   -

  Expenses
      Mining Costs                                                  131,918             415,446           1,510,636
     General & Administrative                                        37,216              30,095          21,442,085
                                                          ------------------ ------------------- -------------------

  Net Loss from Operations                                        (169,134)           (445,541)        (22,952,721)

  Other Income (Expense)
     Interest                                                        23,579                  -              90,699
     Currency Exchange                                              (2,468)                  -             (22,620)
                                                          ------------------ ------------------- -------------------

  Net Loss                                                    $   (148,023)       $   (445,541)      $ (22,884,642)
                                                          ================== =================== ===================

  Basic & Diluted loss per
      Share                                                         $(0.01)             $(0.02)
                                                          ================== ===================

  Weighted Average Shares Outstanding                            29,279,400          29,279,400
                                                          ================== ===================









   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                                2005                2004               State
                                                          ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $(148,023)          $(445,541)       $(22,884,642)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Compensation Expense of Stock Options                                  -                   -           4,892,401
   Common Stock Issued for Services                                       -                   -          16,267,500

Change in Operating Assets and Liabilities:
   (Increase) Decrease in GST Receivable                              (491)               (210)               (491)
   (Increase) Decrease in Prepaid Expenses                                -                   -            (35,000)
   Increase (Decrease) in Accounts Payable                          (1,343)               5,306              38,458
                                                          ------------------ ------------------- -------------------

  Net Cash Used in Operating Activities                           (149,857)           (440,445)         (1,721,774)
                                                          ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Office Equipment                                      (4,193)                   -             (4,193)
                                                          ------------------ ------------------- -------------------
  Net Cash Used in Investing Activities                             (4,193)                   -             (4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock                                        -           1,597,500           5,105,825
Proceeds from Contributed Capital                                         -                   -               9,840
                                                          ------------------ ------------------- -------------------

  Net Cash Provided by Financing Activities                               -           1,597,500           5,115,665
                                                          ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       (154,050)           1,157,055           3,389,698
Cash and Cash Equivalents
  at Beginning of Period                                          3,543,748           3,049,991                   -
                                                          ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                               $3,389,698          $4,207,046          $3,389,698
                                                          ================== =================== ===================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    June 1, 2000
                                                               For the Three Months Ended           Inception of
                                                                       August 31,                   Exploration
                                                                2005                2004               State
                                                          ------------------ ------------------- -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $
  Income taxes                                            $               -  $                -  $

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

         On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants became exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable starting on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable starting on November 27, 2006 an at exercise price of $1.50; and the Class D warrants are exercisable starting on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

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

INTERIM REPORTING

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2005 has been omitted. The results of operations for the three month period ended August 31, 2005 is not necessary indicative of results for the entire year ending May 31, 2006.

NATURE OF OPERATIONS

The Company has no products or services as of August 31, 2005. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and became a natural resource exploration company and will continue to seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company is in the exploration state.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $22,884,642 for the period from June 1, 2000 (inception) to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OFFICE EQUIPMENT

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. No depreciation expense was charged to general and administrative expenses during the quarter ended August 31, 2005.

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

The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the period ended August 31, 2005 the Company recognized a transaction loss of $2,468.

CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

LOSS PER SHARE

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for August 31, 2005 and 2004 and are thus not presented.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended August 31, 2005 and 2004.

NOTE 2 - INCOME TAXES

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either:
(i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee and except for our officers, with monies borrowed from us.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of August 31, 2005, 5,290,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

The following table sets forth the options and warrants outstanding as of August 31, 2005:

                                                                                          Weighted
                                                                        Option /          Average         Weighted
                                                                        Warrants          Exercise         Average
                                                                         Shares            Price         Fair Value
                                                                     ---------------    -------------    ------------
Options & warrants outstanding, May 31, 2005                               5,491,000           $1.33

Granted, Exercise price more than fair value                                       -                -               -
Granted, Exercise price less than fair value                                       -                -               -
Expired                                                                            -                -               -
Exercised                                                                          -                -               -
                                                                     ---------------

Options & warrants outstanding, August 31, 2005                            5,491,000            $1.33
                                                                     ===============    =============


Exercise prices for optioned shares and warrants outstanding as of August 31, 2005 ranged from $0.05 to $1.55. A summary of these options by range of exercise prices is shown as follows:

                                                                                   Weighted-            Weighted-
                                            Weighted-          Shares/              Average              Average
                          Shares /           Average           Warrants          Exercise Price        Contractual
     Exercise             Warrants           Exercise         Currently            Currently            Remaining
      Price              Outstanding          Price          Exercisable          Exercisable              Life
-------------------    ----------------    -------------    ---------------    -------------------    ---------------

$    0.05     0.05             550,000     $  0.05 0.05            550,000     $      0.05   0.05        9 years
              0.80               5,000             0.80              5,000                   0.80        9 years
              1.03              80,000             1.03             80,000                   1.03        9 years
      1.40 to 1.45           2,428,000             1.43          1,564,000                   1.41        4 years
      1.50 to 1.55           2,428,000             1.53            700,000                   1.53        4 years

NOTE 6 - STOCK SPLIT

On June 17, 2003, the Company approved a forward split at a rate of one for seven and six-tenths so that each share of common stock will be equal to 7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the "Company"), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-KSB for the year ended May 31, 2005 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

The Company was incorporated under the laws of the State of Nevada on November 30, 1998. The Company operated from incorporation through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations. On June 11, 2003, the Company changed its name to Patriot Gold Corp. and become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore various properties to determine whether there are commercially exploitable reserves of gold and silver or other metals. The Company does not intend to hire any employees nor to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company's commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004. We paid the second installment on September 20, 2005. By July 25, 2004, we were to have spent $50,000 on exploration, and by that date we had spent $64,000 on exploration of the Bruner property. The $14,000 in excess of our required expenditures will be applied to our exploration commitment due by July 25, 2005. We are obligated to spend another $225,000 over the next four years as follows: $50,000 by each of July 25, 2005, 2006 and 2007 and $75,000 by July 25, 2008. For the period ended July 25, 2005, we have spent approximately $154,811 (not including the $14,000 excess from 2004) on a seven hole drilling program that began drilling on the Bruner property on December 20, 2004 and ended in March 2005. The $104,811 excess from 2005 along with the $14,000 excess from 2004 will be applied to our future exploration commitments (due on July 25, 2006, 2007 and 2008), with respect to the Bruner property. MinQuest retains a three percent NSR production royalty.


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

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims, if we make payments to MinQuest of $22,500 and spend $250,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003, we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. With MinQuest's approval, we paid the first installment of $5,000 on August 27, 2004 and we made the second installment on September 20, 2005. MinQuest has consented to this delayed payment. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure was applied towards our exploration commitment due by July 25, 2005. In March 2005 we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service. Provided we receive the permits for trenching and geochemical sampling by January 2006, we expect to spend an estimated $75,000 on trenching and additional geochemical sampling, which would begin in January 2006 and end by May 2006. However, for twelve-month period ended July 25, 2005, we have only spent approximately $11,542 on the exploration of the Vernal property, not including the credit of $1,500 from excess exploration expenditures for the period ended July 25, 2004. Because we are waiting the permits for the $75,000 trenching and geochemical sampling program, MinQuest has waived the remaining amount of our exploration obligations for the period ending July 25, 2005. As a result of this waiver, the $75,000 trenching and geochemical sampling program will be applied towards our obligation for exploration expenditures for the Vernal property due by July 25, 2006. MinQuest retains a three percent NSR production royalty.

If this trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered for the second half of 2006. This drilling could be completed by the end of 2006, provided that there are no environmental permitting delays.

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching and additional geochemical sampling is now planned for January 2006 after we secure trenching permits from the U.S. Forest Service. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. We currently have no plans for any drilling of the Vernal property, but if the trenching process proves up samples with significant gold values (0.10 ounces per ton or above) then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered. As discussed above, this drilling could be completed by the end of 2006 pending no environmental permitting delays.

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

Encouraging drilling results to date warrant an initial Scoping Study level investigation, which is the determination of the indicated size and grade of the deposit and possible methods of mining and recovering the gold and silver. Tonnage and grade will be determined by outlining the mineralization on sections constructed every 100 feet across the deposit and using the average grade of the drilling intersections. An open pit is then designed that would allow extraction of the deposit. The option of underground mining is also considered. Tests are conducted to determine the best method of extracting the gold and silver. These tests would include the amenability of heap leaching. Heap leaching is the piling of ore on an impermeable liner, circulating gold/silver-dissolving solutions (normally cyanide) through the pile or heap and recovering the gold/silver from the circulating solution using carbon. Another method that would be tested is milling to recover the gold and silver. Milling involves crushing and grinding the ore into tiny particles that allow the gold/silver to be removed by simple gravity or by using chemicals in solution. Determination of the best methods of mining and recovery of the precious metals then allows production costs to be calculated. With this scoping study done we can then make an initial determination of whether the project is economically feasible. Planned to run concurrently with the expanded drilling program described above, this study will cost about $50,000 and is expected to be completed by December 31, 2005.

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

The letter of intent granted us an exclusive right to close on the purchase of the Williams property for six months from the date the contract is executed.

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


RESULTS OF OPERATIONS

We did not earn any revenues during the three months ended August 31, 2005 or 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2005, we incurred a net loss of $148,023 compared to a net loss of $445,541 for the comparative period in 2004. Our year to date net loss for 2005 has decreased over 2004 largely due to higher property acquisition payments in 2004 compared to 2005. In 2004, the Company completed the purchases of the Williams Property at the Moss Mine ($325,000) and the MinQuest Property at the Moss Mine ($50,000) while in 2005 no property purchase or option payments were made. Offsetting the reduction in property purchase payments was an increase in exploration expenses. During the quarter ended August 31, 2005, drilling was undertaken at both the Bruner and Moss properties while no drilling was performed during the corresponding period in 2004. General and administrative costs increased to $37,216 in 2005 from $30,095 in 2004 primarily due to an increase in professional fee related to the filing of the Company's SB-2 registration statement.

Liquidity and Capital Resources

We had cash of $3,389,698 as of August 31, 2005. We anticipate that we will incur the following through the next twelve months:

o $20,000 in connection with property option payments for the Bruner and Vernal properties and $200,000 in exploration expenditures of the Company's properties;

o $110,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2005 was $149,857 compared to $440,445 during the three months ended August 31,

2004. The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2005 ($148,023) compared to 2004 ($445,541). Partially offsetting the decreased loss was an interest accrual of $22,413 in 2005 while there was not an interest accrual in corresponding period in 2004. For the quarter ended August 31, 2004, cash of $1,597,500 was received from the exercise of stock options. No financing activity took place during the corresponding period in 2005. During the quarter ended August 31, 2005, the Company purchased $4,193 of office furniture.

Going Concern Consideration

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $22,884,642 for the period from June 1, 2000 (inception) to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

 Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings are pending against the Company or any of its officers or directors, and the Company has no knowledge that any such proceedings are threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS.

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


Date:   October 10, 2005

PATRIOT GOLD CORP.

By:   /s/ Ronald Blomkamp
       Ronald Blomkamp
       President, Chief Executive
       Officer, Secretary and Treasurer