Form 10QSB
period 2005-11-30
PATRIOT GOLD CORP
filed 2006-01-17
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER 000-32919

                               PATRIOT GOLD CORP.

             (Exact name of registrant as specified in its charter)



            Nevada                                      86-0947048
  (State or other jurisdiction                          ----------
of incorporation or organization)           (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,279,400 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2006.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

                                                                         Page
PART I  - Financial Information                                              3
  Item 1. Financial Statements                                               3
      Balance Sheets November 30, 2005, and May 31, 2005 (audited)           3
      Statements of Operations for the three and six-month periods           4
        ended November 30, 2005 and 2004,  and for the period from inception on June 1, 2000 to November 30, 2005.
      Statements of Cash Flows for the six-month periods ended               5
        November 30, 2005 and 2004, and for the period from inception on June 1, 2000 to November 30, 2005.
      Notes to the Financial Statements                                      7
  Item 2. Management's Discussion and Analysis or Plan of Operation         12
  Item 3 Controls and Procedures                                            19
PART II - Other Information                                                 20
  Item 1.  Legal Proceedings                                                20
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       20
  Item 3. Defaults Upon Senior Securities                                   20
  Item 4. Submission of Matters to a Vote of Security Holders               20
  Item 5. Other Information                                                 20
  Item 6. Exhibits                                                          20

ITEM 1.  FINANCIAL STATEMENTS.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                         NOVEMBER 30,               MAY 31,
                                                                            2005                     2005
                                                                      ------------------       ------------------
ASSETS:
Current Assets:
   Cash.............................................................  $       3,311,453        $       3,543,748
   GST Receivable...................................................              1,135                        --
   Prepaid Expenses.................................................             35,000                   35,000
                                                                        ----------------        -----------------

Total Current Assets                                                          3,347,588                3,578,748
Office Equipment, Net                                                             3,844                        --
                                                                        ----------------        -----------------

Total Assets........................................................  $       3,351,432        $       3,578,748
                                                                        ================        =================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable.................................................  $          24,104        $          46,044
                                                                        ----------------        -----------------

Total Liabilities...................................................             24,104                   46,044
                                                                        ----------------        -----------------

Stockholders' Equity:
  Preferred Stock, Par Value $.001
    Authorized 20,000,000 shares,
    No shares issued at November 30, 2005 and May 31, 2005..........                  --                        --
  Common Stock, Par Value $.001
   Authorized 100,000,000 shares,
   Issued 29,279,400 shares at
   November 30, 2005 and May 31, 2005...............................             29,279                   29,279
  Paid-In Capital...................................................         26,376,487               26,376,487
 Subscription Receivable............................................            (79,000)                 (79,000)
  Currency Translation Adjustment...................................            (16,361)                 (16,361)
 Deficit Accumulated Since Inception of Exploration State...........        (22,941,995)             (22,736,619)
  Retained Deficit..................................................            (41,082)                 (41,082)
                                                                        ----------------        -----------------

   Total Stockholders' Equity.......................................          3,327,328                3,532,704
                                                                        ----------------        -----------------

   Total Liabilities and Stockholders' Equity.......................  $       3,351,432        $       3,578,748
                                                                        ================        =================


   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                       SINCE
                           FOR THE THREE MONTHS                     FOR THE SIX MONTHS              JUNE 1, 2000
                                   ENDED                                  ENDED                     INCEPTION OF
                               NOVEMBER 30,                            NOVEMBER 30,                 EXPLORATION
                          2005                2004               2005               2004               STATE
                     ----------------     -------------      --------------     --------------     ---------------
Revenues...........  $            --      $         --       $          --      $          --      $           --
Cost of Revenues                  --                --                  --                 --                  --
                       --------------      ------------       -------------       ------------      --------------

Gross Margin.......               --                --                  --                 --                  --

Expenses:
  Mining Costs.....           46,634           107,393             178,552            522,839           1,557,270
  General &
Administrative.....           33,245            46,656              70,461             76,751          21,475,330
                       --------------      ------------       -------------       ------------      --------------

Net Loss from
Operations.........          (79,879)         (154,049)           (249,013)          (599,590)        (23,032,600)

Other Income
(Expense)
  Interest, Net               22,521             2,419              46,100              2,419             113,220
  Currency
Exchange                           5                --              (2,463)                --             (22,615)
                       --------------      ------------       -------------       ------------      --------------

   Net Loss........  $       (57,353)     $   (151,630)      $    (205,376)     $    (597,171)     $  (22,941,995)
                       ==============      ============       =============       ============      ==============

Basic & Diluted
loss per Share       $         (0.00)     $      (0.01)      $       (0.01)     $       (0.02)
                       ==============      ============       =============       ============

Weighed Average
Shares
Outstanding               29,279,400        29,279,400          29,279,400         29,279,400
                       ==============      ============       =============       ============








   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   CUMULATIVE
                                                                                                     SINCE
                                                                                                  JUNE 1, 2000
                                                        FOR THE SIX MONTHS ENDED                  INCEPTION OF
                                                              NOVEMBER 30,                        EXPLORATION
                                                       2005                   2004                   STATE
                                                 -----------------       ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................  $       (205,376)       $      (597,171)       $    (22,941,995)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
  Compensation Expense of Stock Options........                --                     --               4,892,401
  Common Stock Issued for Services.............                --                     --              16,267,500
    Depreciation...............................               349                     --                     349

Change in Operating Assets and Liabilities:
   (Increase) Decrease in GST Receivable.......            (1,135)                  (602)                 (1,135)
   (Increase) Decrease in Prepaid Expenses.....                --                    (79)                (35,000)
  Increase (Decrease) in Accounts Payable......           (21,940)                 6,463                  17,861
                                                   ---------------        ---------------         ---------------

 Net Cash Used in Operating Activities.........          (228,102)              (591,389)             (1,800,019)
                                                   ---------------        ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Office Equipment                              (4,193)                     --                  (4,193)
                                                   ---------------        ---------------         ---------------
 Net Cash Used in Investing Activities.........            (4,193)                     --                  (4,193)
                                                   ---------------        ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock.............                 --              1,597,500               5,105,825
Proceeds from Contributed Capital..............                 --                      --                   9,840
                                                   ---------------        ---------------         ---------------

 Net Cash Provided by Financing Activities.....                 --              1,597,500               5,115,665
                                                   ---------------        ---------------         ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents....................          (232,295)             1,006,111               3,311,453
Cash and Cash Equivalents
 at Beginning of Period........................         3,543,748              3,049,991                       --
                                                   ---------------        ---------------         ---------------
Cash and Cash Equivalents
 at End of Period..............................  $      3,311,453        $     4,056,102        $      3,311,453
                                                   ===============        ===============         ===============

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                   CUMULATIVE
                                                                                                     SINCE
                                                                                                  JUNE 1, 2000
                                                        FOR THE SIX MONTHS ENDED                  INCEPTION OF
                                                              NOVEMBER 30,                        EXPLORATION
                                                       2005                   2004                   STATE
                                                 -----------------       ----------------       -----------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:
 Interest......................................  $              --       $             --       $              --
 Income taxes..................................  $              --       $             --       $              --

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

INTERIM REPORTING

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2005 has been omitted. The results of operations for the three and six month period ended November 30, 2005 are not necessary indicative of results for the entire year ending May 31, 2006.

NATURE OF OPERATIONS

The Company has no products or services as of November 30, 2005. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and became a natural resource exploration company and will continue to seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company is in the exploration state.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,941,995 for the period from June 1, 2000 (inception) to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OFFICE EQUIPMENT

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. $349 of depreciation expense has been charged to general and administrative expenses during the quarter ended November 30, 2005.

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

The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the period ended November 30, 2005 the Company recognized a transaction loss of $2,463.

CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

LOSS PER SHARE

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for November 30, 2005 and 2004 and are thus not presented.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Operations. Comprehensive income is comprised of net income
(loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended November 30, 2005 and 2004.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of November 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - STOCK OPTIONS

Pursuant to the 2003 and 2005 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code") or as non-qualified stock options. The Plans are administered by the Option Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of November 30, 2005, 5,290,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan. As at November 30, 2005, no stock options have been granted under the 2005 Plan.

The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2005:

                                  OPTIONS OUTSTANDING    WEIGHTED AVERAGE
                                                          EXERCISE PRICE
                                  -------------------- ---------------------
Balance, May 31, 2005                     635,000      $   0.16
Options granted                                 -                -
Options forfeited                        (200,000)     $   0.05
Options exercised                               -                -
                                  -------------------- ---------------------
Balance, November 30, 2005                435,000      $   0.24
                                  -------------------- ---------------------

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2003 Plan at November 30, 2005:

                                        Remaining     Weighted      Number of       Weighted
                                       Contractual     Average       Options         Average
                         Options          Life        Exercise      Currently       Exercise
  Exercise Prices      Outstanding     (in years)       Price      Exercisable        Price
--------------------- --------------- -------------- ------------ --------------- --------------
       $ 0.05                350,000      7.58         $ 0.05            350,000     $ 0.05
       $ 0.80                  5,000      7.67         $ 0.80              5,000     $ 0.80
       $ 1.03                 80,000      7.67         $ 1.03             80,000     $ 1.03
                      ---------------                             ---------------

                             435,000                   $ 0.24            435,000     $ 0.24
--------------------- --------------- -------------- ------------ --------------- --------------

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - WARRANTS

         The  following   table  sets  forth  common  share  purchase   warrants
outstanding as of November 30, 2005:

                                    Warrants
                                                       Outstanding
                                                     ----------------
Balance, May 31, 2005                                      4,856,000
Warrants granted                                                   -
                                                     ----------------
Balance, November 30, 2005                                 4,856,000
                                                     ----------------


         The following table lists the common share warrants outstanding at November 30, 2005. Each warrant is exchangeable for one common share.

                                                Weighted
                                                 Average        Number
  Number Outstanding         Exercise         Contractual      Currently             Exercise
                               Price           Remaining      Exercisable             Price
                                              Life (years)
----------------------- -------------------- --------------- --------------- -------------------------
      1,214,000               $ 1.40              3.11            1,214,000           $ 1.40
      1,214,000               $ 1.45              3.11            1,214,000           $ 1.45
      1,214,000               $ 1.50              3.11              350,000           $ 1.50
      1,214,000               $ 1.55              3.11              350,000           $ 1.55

----------------------- -------------------- --------------- --------------- -------------------------
      4,856,000                                                   3,128,000
----------------------- -------------------- --------------- --------------- -------------------------


NOTE 7 - STOCK SPLIT

On June 17, 2003, the Company approved a forward split at a rate of one for seven and six-tenths so that each share of common stock will be equal to 7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

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

General

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

We hold the property via 16 unpatented mining claims (320 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims if we make payments to MinQuest of $70,000 and spend $275,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $10,000 with respect to the Bruner property, and we owe an additional $60,000 which is due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005. By July 25, 2005, we were to have spent $100,000 on exploration, and by that date we had spent $243,800 on exploration of the Bruner property. The $143,800 in excess of our required expenditures will be applied to our future exploration commitments. We are obligated to spend another $175,000 over the next three years as follows: $50,000 by each of July 25, 2006 and 2007 and $75,000 by July 25, 2008. MinQuest retains a three percent NSR production royalty.

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

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we have decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allows three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. The initial holes of the second phase program will be RC; but if we continue to get good results, we will then follow with core drilling. The RC rig would drill until reaching mineralized veins and then coring of the veins would occur. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Evaluation of the results is currently ongoing. If the second phase drilling program fails to intersect high-grade gold values (0.30 ounces per ton or above) the Bruner property will be dropped via termination of the option agreement.

VERNAL PROJECT

The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.

We hold the property via 12 unpatented mining claims (240 acres). We have an option on the property with MinQuest, Inc., a Nevada Corporation, which terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest, Inc. or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in these claims, if we make payments to MinQuest of $22,500 and spend $250,000 in exploration over a five year period ending July 25, 2008. On July 25, 2003, we paid MinQuest $2,500 with respect to the Vernal property, and we owe an additional $20,000 which is due in four equal annual installments commencing on July 25, 2004. With MinQuest's approval, we paid the first installment of $5,000 on August 27, 2004 and we made the second installment on September 20, 2005. MinQuest has consented to this delayed payment. By July 25, 2004 we were required to spend $20,000 on exploration, and we had already spent $21,500 on exploration of the Vernal property. The $1,500 excess of our required expenditure was applied towards our exploration commitment due by July 25, 2005. In March 2005 we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service. Provided we receive the permits for trenching and geochemical sampling by January 2006, we expect to spend an estimated $75,000 on trenching and additional geochemical sampling, which would begin in January 2006 and end by May 2006. However, for the twelve-month period ended July 25, 2005, we have only spent approximately $11,542 on the exploration of the Vernal property, not including the credit of $1,500 from excess exploration expenditures for the period ended July 25, 2004. Because we are waiting the permits for the $75,000 trenching and geochemical sampling program, MinQuest has waived the remaining amount of our exploration obligations for the period ending July 25, 2005. As a result of this waiver, the $75,000 trenching and geochemical sampling program will be applied towards our obligation for exploration expenditures for the Vernal property due by July 25, 2006. MinQuest retains a three percent NSR production royalty.

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

An expanded program of drilling began in April 2005, and was expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We planned to drill 10 to 15 holes. The depths of these holes was to have ranged from 500 to 1,300 feet. The program budget, which includes significant contingency expenditures, is $643,700.

The first phase of this expanded drilling program was expected to be completed by the fall of 2005. However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005. This follow-up drilling has not yet been completed. Currently, the company is evaluating whether to proceed with the completion of this expanded phase of drilling.

Encouraging drilling results from earlier programs warrant an initial Scoping Study level investigation, which is the determination of the indicated size and grade of the deposit and possible methods of mining and recovering the gold and silver. Tonnage and grade will be determined by outlining the mineralization on sections constructed every 100 feet across the deposit and using the average grade of the drilling intersections. An open pit is then designed that would allow extraction of the deposit. The option of underground mining is also considered. Tests are conducted to determine the best method of extracting the gold and silver. These tests would include the amenability of Oheap leachingO. Heap leaching is the piling of ore on an impermeable liner, circulating gold/silver-dissolving solutions (normally cyanide) through the pile or OheapO and recovering the gold/silver from the circulating solution using carbon. Another method that would be tested is OmillingO to recover the gold and silver. Milling involves crushing and grinding the ore into tiny particles that allow the gold/silver to be removed by simple gravity or by using chemicals in solution. Determination of the best methods of mining and recovery of the precious metals then allows production costs to be calculated. With this Oscoping studyO done we can then make an initial determination of whether the project is economically feasible. Planned to run concurrently with the expanded drilling program described above, this study will cost about $50,000 and is dependent on whether or not the Company decides to proceed with the completion of the expanded drilling program.

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

We did not earn any revenues during the three or six months ended November 30, 2005 or 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

The Company had no selling and marketing expenses from continuing operations for either of the three or six months ended November 30, 2005 and 2004. During the six months ended November 30, 2005, we incurred a net loss of $205,376 compared to a net loss of $597,171 for the comparative period in 2004. Our year to date net loss for 2005 has decreased over 2004 largely due to higher property acquisition payments in 2004 compared to 2005. In 2004, the Company completed the purchases of the Williams Property at the Moss Mine ($325,000) and the MinQuest Property at the Moss Mine ($50,000) while in 2005 no Moss Mine property purchase or option payments were made. Offsetting the reduction in property purchase payments was a slight increase in exploration expenses. During the six months ended November 30, 2005, drilling was undertaken at both the Bruner and Moss properties while no drilling was performed during the corresponding period in 2004. General and administrative costs were consistent between periods with costs of $70,461 in 2005 from $76,751 in 2004.

Mining Costs were $46,634 for the current quarter and $107,393 for the corresponding period in 2004. The expense in 2005 and 2004 both include $20,000 in aggregate property payments for the Bruner and Vernal properties. The balance of the 2005 quarterly expenses relate to reclamation and clean-up at Bruner while in 2004 they relate to initial costs on the Moss Property. General and administrative expenses for the second quarter ended November 30 were $33,245 in 2005 and $46,656 in 2004. The decrease in general and administrative expenses from 2005 to 2004 is largely attributable to the fact that the company completed its SB-2 filing in July 2005 and did not incur costs related to this item in the second quarter. The SB-2 was initially filed in February 2004 and as a result, the second quarter in 2004 included costs related to this filing.

Liquidity and Capital Resources

We had cash of $3,311,453 as of November 30, 2005. We anticipate that we will incur the following through the next twelve months:

o $20,000 in connection with property option payments for the Bruner and Vernal properties and $200,000 in exploration expenditures of the Company's properties;

o $110,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2005 was $228,102 compared to $591,389 during the six months ended November 30, 2004. The decrease in cash used in the current period was largely due to a decrease in the net loss in 2005 ($205,376) compared to 2004 ($597,171). Partially offsetting the decreased loss was a reduction in accounts payable of $21,940 in 2005 while there was a net increase in accounts payable of 6,463 in 2004. For the six months ended November 30, 2004, cash of $1,597,500 was received from the exercise of stock options. No financing activity took place during the corresponding period in 2005. During the six months ended November 30, 2005, the Company purchased $4,193 of office equipment.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,941,995 for the period from June 1, 2000 (inception) to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 6. EXHIBITS.

         (a)  Exhibits.

         Exhibit 31.1 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date:   January 13, 2006

PATRIOT GOLD CORP.

By:   /s/ Robert Coale
       Robert Coale
       President, Chief Executive
       Officer, Secretary and Treasurer