Form 10QSB
period 2006-02-28
PATRIOT GOLD CORP
filed 2006-04-12
CIK 1080448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER 000-32919

                               PATRIOT GOLD CORP.

             (Exact name of registrant as specified in its charter)



              Nevada                                    86-0947048
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,279,400 shares of common stock, $0.001 par value, issued and outstanding as of April 11, 2006.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

--------------------------------------------------------------------------------

                                                                            Page
PART I  - Financial Information
  Item 1. Financial Statements
      Balance  Sheets  February  28,  2006  (unaudited),  and  May  31,  2005
         (audited)
      Statements of  Operations  for the three and  nine-month  periods ended
         February 28, 2006 and 2005, and for the period from inception on June 1, 2000 to February 28, 2006.
      Statements of Cash Flows for the nine-month periods ended February 28, 2006 and 2005, and for the period from inception on June 1, 2000 to February 28, 2006.
      Notes to the Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3 Controls and Procedures
PART II - Other Information
  Item 1.  Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                                 BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                         FEBRUARY 28,               MAY 31,
                                                                             2006                    2005
                                                                       -----------------       ------------------
ASSETS:
Current Assets:
   Cash.............................................................   $      3,291,513        $       3,543,748
   GST Receivable...................................................              1,670                        -
   Prepaid Expenses.................................................             32,000                   35,000
                                                                        ----------------        -----------------
Total Current Assets                                                          3,325,183                3,578,748
Office Equipment, Net                                                             3,495                        -
                                                                        ----------------        -----------------

Total Assets........................................................   $      3,328,678        $       3,578,748
                                                                        ================        =================

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Liabilities.........................   $         11,791        $          46,044
                                                                        ----------------       ------------------

Total Liabilities...................................................             11,791                   46,044
                                                                        ----------------       ------------------

Stockholders' Equity:
  Preferred Stock, Par Value $.001
    Authorized 20,000,000 shares,
    No shares issued at February 28, 2006 and May 31, 2005..........                 --                        --
  Common Stock, Par Value $.001
   Authorized 100,000,000 shares,
   Issued 29,279,400 shares at
   February 28, 2006 and May 31, 2005...............................             29,279                   29,279
  Paid-In Capital...................................................         26,376,487               26,376,487
  Subscription Receivable...........................................           (79,000)                 (79,000)
  Currency Translation Adjustment...................................           (16,361)                 (16,361)
  Deficit Accumulated Since Inception of Exploration State..........       (22,952,436)             (22,736,619)
  Retained Deficit..................................................           (41,082)                 (41,082)
                                                                        ----------------        -----------------

    Total Stockholders' Equity......................................          3,316,887                3,532,704
                                                                       -----------------       ------------------

    Total Liabilities and Stockholders' Equity......................   $      3,328,678        $       3,578,748
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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                       SINCE
                          FOR THE THREE MONTHS                    FOR THE NINE MONTHS               JUNE 1, 2000
                                  ENDED                                  ENDED                      INCEPTION OF
                    FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,        EXPLORATION
                        2006                2005                2006                2005               STATE
                    --------------     ---------------     ---------------     ---------------     ---------------
Revenues.........   $           --     $            --     $            --     $            --     $            --
Cost of Revenues.               --                  --                  --                  --                  --
                     -------------       -------------       -------------      --------------      --------------

Gross Margin.....               --                  --                  --                  --                  --

Expenses:
  Mining Costs...           5,262             347,835             183,814             870,674           1,562,532
  General &
Administrative...          26,162              22,168              96,623              98,919          21,501,492
                     -------------       -------------       -------------      --------------      --------------

Net Loss from
Operations.......        (31,424)           (370,003)           (280,437)           (969,593)        (23,064,024)

Other Income
(Expense)
  Interest.......          21,071              21,726              67,171              24,145             134,291
  Currency
  Exchange                   (88)                   --             (2,551)                   --            (22,703)
                     -------------       -------------       -------------      --------------      --------------

Net Other Income
(Expense)                  20,983              21,726              64,620              24,145             111,588
                     -------------       -------------       -------------      --------------      --------------
    Net Loss.....   $    (10,441)      $    (348,277)      $    (215,817)      $    (945,448)      $ (22,952,436)
                     =============       =============       =============      ==============      ==============

Basic & Diluted
loss per
   Share            $      (0.00)      $       (0.01)      $       (0.01)      $       (0.03)
                     =============       =============       =============      ==============

Weighed Average
Shares
   Outstanding         29,279,400          29,279,400          29,279,400          29,279,400
                     =============       =============       =============      ==============








   The accompanying notes are an integral part of these financial statements.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                             (Unaudited) CUMULATIVE

                                                                                              SINCE
                                                                                           JUNE 1, 2000
                                                   FOR THE NINE MONTHS ENDED               INCEPTION OF
                                               FEBRUARY 28,          FEBRUARY 28,          EXPLORATION
                                                   2006                  2005                 STATE
                                             ------------------     ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...................................  $       (215,817)      $    (945,448)       $   (22,952,436)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
  Compensation Expense of Stock Options....                 --                  --              4,892,401
  Stock Issued for Services................                 --                  --             16,267,500
  Depreciation.............................                698                  --                    698

Change in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables......            (1,670)               (847)                (1,670)
   (Increase) Decrease in Prepaid Expenses.              3,000               (274)               (32,000)
  Increase (Decrease) in Accounts Payable..           (34,253)              43,021                  5,548
                                              -----------------      --------------       ----------------

  Net Cash Used in Operating Activities....          (248,042)           (903,548)            (1,819,959)
                                              -----------------      --------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Cash Used in Investing Activities....            (4,193)                   --                (4,193)
                                              -----------------      --------------       ----------------
                                                       (4,193)                                    (4,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock.........                  --           1,597,500              5,105,825
Proceeds from Contributed Capital..........                  --                  --                  9,840
                                              -----------------      --------------       ----------------
  Net Cash Provided by Financing Activities                  --           1,597,500              5,115,665
                                              -----------------      --------------       ----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents................          (252,235)             693,952              3,291,513
Cash and Cash Equivalents
  at Beginning of Period...................          3,543,748           3,049,991                      --
                                              -----------------      --------------       ----------------
Cash and Cash Equivalents
  at End of Period.........................  $       3,291,513      $    3,743,943       $      3,291,513
                                              =================      ==============       ================

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                           CUMULATIVE
                                                                                              SINCE
                                                                                          JUNE 1, 2000
                                                    FOR THE NINE MONTHS ENDED             INCEPTION OF
                                                FEBRUARY 28,         FEBRUARY 28,          EXPLORATION
                                                    2006                 2005                 STATE
                                               ---------------      ---------------      ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................   $            --      $            --      $             --
  Income taxes..............................   $            --      $            --      $             --

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

INTERIM REPORTING

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the "Company") and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2005 has been omitted. The results of operations for the three and nine month periods ended February 28, 2006 are not necessary indicative of results for the entire year ending May 31, 2006.

NATURE OF OPERATIONS

The Company has no products or services as of February 28, 2006. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,952,436 for the period from June 1, 2000 (inception of exploration state) to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OFFICE EQUIPMENT

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. $698 of depreciation expense has been charged to general and administrative expenses during the nine months ended February 28, 2006.

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

The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the period ended February 28, 2006 the Company recognized a transaction loss of $2,551.

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

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents would be anti-dilutive for February 28, 2006 and 2005 and are thus not presented.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended February 28, 2006 and 2005.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of February 28, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of February 28, 2006, 5,290,000 stock options had been granted under the 2003 Plan to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan. As at February 28, 2006, no stock options have been granted under the 2005 Plan.

                               PATRIOT GOLD CORP.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - STOCK OPTIONS (Continued)

The following table sets forth the options outstanding under the 2003 Plan as of February 28, 2006:

                                     OPTIONS OUTSTANDING    WEIGHTED AVERAGE
                                                             EXERCISE PRICE
                                     -------------------- ---------------------
Balance, May 31, 2005                        635,000      $   0.16
Options granted                                    -                -
Options forfeited                           (200,000)     $   0.05
Options exercised                                  -                -
                                     -------------------- ---------------------
Balance, February 28, 2006                   435,000      $   0.24
                                     -------------------- ---------------------

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2003 Plan at February 28, 2006:

                                        Remaining     Weighted      Number of       Weighted
                                       Contractual     Average       Options         Average
                         Options          Life        Exercise      Currently       Exercise
  Exercise Prices      Outstanding     (in years)       Price      Exercisable        Price
--------------------- --------------- -------------- ------------ --------------- --------------
       $ 0.05                350,000      7.33         $ 0.05            350,000     $ 0.05
       $ 0.80                  5,000      7.42         $ 0.80              5,000     $ 0.80
       $ 1.03                 80,000      7.42         $ 1.03             80,000     $ 1.03
                      ---------------                             ---------------

                             435,000                   $ 0.24            435,000     $ 0.24
--------------------- --------------- -------------- ------------ --------------- --------------

NOTE 6 - WARRANTS

         The  following   table  sets  forth  common  share  purchase   warrants
outstanding as of February 28, 2006:

                                    Warrants
                                                       Outstanding
                                                     ----------------
Balance, May 31, 2005                                       4,856,000
Warrants granted                                                   -
                                                     ----------------
Balance, February 28, 2006                                  4,856,000
                                                     ----------------


         The following table lists the common share warrants outstanding at February 28, 2006. Each warrant is exchangeable for one common share.

                                                Weighted
                                 Average Number
  Number Outstanding         Exercise         Contractual      Currently             Exercise
                               Price           Remaining      Exercisable             Price
                                              Life (years)
----------------------- -------------------- --------------- --------------- -------------------------
      1,214,000               $ 1.40             2.86             1,214,000           $ 1.40
      1,214,000               $ 1.45              2.86            1,214,000           $ 1.45
      1,214,000               $ 1.50              2.86              350,000           $ 1.50
      1,214,000               $ 1.55              2.86              350,000           $ 1.55
----------------------- -------------------- --------------- --------------- -------------------------
      4,856,000                                                   3,128,000
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

General

The Company was incorporated under the laws of the State of Nevada on November 30, 1998. The Company operated from incorporation through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations. On June 11, 2003, the Company changed its name to Patriot Gold Corp. and become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state. Upon location of a commercial minable reserve, the Company expects to actively pursue development alternatives.

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

OVERVIEW

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Arizona and Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.


Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties. To date we have acquired several properties and we have several properties under option. We have already conducted various kinds of exploration on these properties, including mapping, sampling, surveying and drilling, we expect to conduct further exploration of these properties. There has been no indication as yet that any mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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


Exploration Programs

Pursuant to a Property Option Agreement with MinQuest, Inc. ("MinQuest"), a Nevada corporation, we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. The property option payments and required annual expenditures under the agreement apply to the properties in aggregate and the Company has discretion as to which property it incurs the annual expenditures. The option with MinQuest terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in both properties if we make payments to MinQuest of $80,000 and spend $500,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005. By July 25, 2005, we were to have spent $175,000 on exploration, and by that date we had spent an aggregate of approximately $242,400 in aggregate on exploration of the two properties. The $67,400 in excess of our required expenditures will be applied to our future exploration commitments. We are obligated to spend another $325,000 over the next three years as follows: $100,000 by each of July 25, 2006 and 2007 and $125,000 by July 25, 2008. MinQuest retains a three percent NSR production royalty.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth's resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth's surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,811, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes, and the results are encouraging enough that additional drilling is being considered for the future.

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Evaluation of the results is currently ongoing. If the second phase drilling program fails to intersect high-grade gold values (0.30 ounces per ton or above) the Company will consider dropping the Bruner property via termination of the option agreement.

VERNAL PROJECT

The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.

We hold the property via 12 unpatented mining claims (240 acres). MinQuest retains a three percent NSR production royalty. Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling. The Company does not currently have an exploration program planned for the Vernal property.

MINQUEST PROPERTY AT MOSS MINE: The project area is 10 miles east of Bullhead City, Arizona and approximately 70 miles southeast of Las Vegas, Nevada. Access is via gravel roads from Bullhead City.

We hold the property in the Moss Mine region via 65 unpatented mining claims and 7 patented claims (1300 total acres). The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest. The patented claims were held collectively by numerous owners within the extended Williams family, and we purchased these patented claims from these owners. See section titled "Letter of Intent for the Williams Property at the Moss Mine Property".


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

The property is comprised of six patented claims, which as a group, we call the Williams property. These claims were held collectively by as many as 23 owners within an extended family who are represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams property.

The letter of intent granted us an exclusive right to close on the purchase of the Williams property for six months from the date the contract was executed.

On February 19, 2004, we executed a formal agreement to purchase the Williams property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which was acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 deposit was to be delivered to the sellers. On the three-month anniversary from when we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the Williams property. On August 27, 2004 we paid the final $300,000 to the escrow agent for the closing of the sale. The escrow agent released the $300,000 to the sellers at the closing of the sale we own 100% interest in the Williams property.

The sellers have delivered to us all information in their possession regarding the property.

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

We did not earn any revenues during the three or nine months ended February 28, 2006 or 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

The Company had no selling and marketing expenses from continuing operations for either of the three or nine months ended February 28, 2006 and 2005. During the nine months ended February 28, 2006, we incurred a net loss of $215,817 compared to a net loss of $945,448 for the comparative period in 2005. Our year to date net loss for 2006 has decreased over 2005 largely due to higher property acquisition payments in 2005 compared to 2006. In 2005, the Company incurred a total of $625,000 in property purchase costs which included payments for Williams Property at the Moss Mine and the MinQuest Property at the Moss Mine while in 2006 no Moss Mine property purchase or option payments were made. In addition, while exploration was ongoing on the Bruner property in both 2006 and 2005 but due to timing a greater expense was recognized in 2005 than in 2006. General and administrative costs were consistent between periods with costs of $96,623 in 2006 and $98,919 in 2005.

Mining Costs were $5,262 for the current quarter and $347,835 for the corresponding period in 2005. In 2005 property payments of $250,000 while there weren't any comparable payments made in 2006. Also, a portion of the decrease in 2006 relates to the timing of the Bruner exploration programs. General and administrative expenses were consistent between quarters with expenses of $26,162 in 2006 and $22,168 in 2005.

Liquidity and Capital Resources

We had cash of $3,291,513 as of February 28, 2006. We anticipate that we will incur the following through the next twelve months:

o $20,000 in connection with property option payments for the Bruner and Vernal properties and $400,000 in exploration expenditures of the Company's properties;

o $110,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2006 was $248,042 compared to $903,548 during the nine months ended February 28, 2005. The decrease in cash used in the current period was largely due to a decrease in the net loss in 2006 ($215,817) compared to 2005 ($945,448). Partially offsetting the decreased loss was a reduction in accounts payable of $34,253 in 2006 while there was a net increase in accounts payable of 43,021 in 2005. For the nine months ended February 28, 2005, cash of $1,597,500 was received from the exercise of stock options. No financing activity took place during the corresponding period in 2006. During the nine months ended February 28, 2006, the Company purchased $4,193 of office equipment.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,952,436 for the period from June 1, 2000 (inception of exploration state) to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

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

(b) Reports on Form 8-K.

         On March 10, 2006, the Company filed a Form 8-K with respect to the granting to the Company by two of its directors the right to purchase the 6,000,000 shares of the Company's stock owned by the directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


Date:   April 11, 2006

PATRIOT GOLD CORP.

By:   /s/ Robert Coale
--------------------------------
       Robert Coale
       President, Chief Executive
       Officer, Secretary and Treasurer