Form 10KSB
period 2006-05-31
PATRIOT GOLD CORP
filed 2006-08-29
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

(604) 925-5257

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No

The Company had no revenues during its most recent fiscal year.

Based on the closing sales price of the Common Stock on August 28, 2006, the aggregate market value of the voting stock of the company held by non-affiliates was $3,259,116.

The Company has 26,279,400 shares of common stock outstanding as of August 28, 2006.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No [ X ].

ii

TABLE OF CONTENTS

Page
Glossary of Mining Terms
PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

iii

Glossary of Mining Terms

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. An electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto-telluric Survey. The recording of variations in a generated electrical field using sophisticated survey methods.

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

Geologic mapping. Producing a plan or sectional map of the rock types, structure and alteration.

Geophysical survey. Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from the ore, and then the liquid is collected and the metals extracted from it.

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

Reverse circulation drilling. A less expensive form of drilling that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

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

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (the “Company” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we in the exploration stage and are undertaking exploration programs in Arizona and Nevada.

History

We were incorporated in the State of Nevada on November 30, 1998. We were originally organized to engage in the business of breeding, raising and marketing ostriches, ostrich meat and ostrich by-products to the wholesale and retail markets. We operated from November 30, 1998 through approximately May 31, 2000, when we ceased all operations due to lack of capital.

Mr. Manfred Schultz and Mr. Gerald Hinkley were our sole officers and directors from inception in November 1998, until they resigned on October 31, 2002. During such time, Messrs. Schultz and Hinkley were responsible for maintaining the Company’s in compliance with all SEC and other rules and regulations and for finding a suitable business opportunity to acquire or merge with the Company. On October 20, 2002, Mr. Bruce Johnstone was appointed to the board of directors and as an officer. On October 31, 2002, Mr. Manfred Schultz and Mr. Gerald Hinkley resigned as directors and officers of the Company. The resignations were offered for personal reasons and not for any disagreement with management of the Company or its policies. Both resigning directors and the Company parted ways on good terms.

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

On June 23, 2003 the Board adopted a resolution to (i) increase the number of positions on the Board to a total of three and (ii) appointed to the newly created positions Mr. Robert A. Sibthorpe of Vancouver, B.C. and Mr. Robert D. Coale of Solana Beach, CA.

On July 21, 2003, Mr. Bruce Johnstone resigned as an officer and director. The resignation was offered for personal reasons and not for any disagreement with management of the Company or its policies. On July 21, 2003, Mr. Ronald C. Blomkamp was appointed as the President, Chief Executive and Financial Officer and Secretary and a director of the Company.

On October 13, 2005, Mr. Ronald Blomkamp, the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director resigned from each of his positions as an officer and director of the Company. On the same date, the Company’s board of directors voted to appoint Mr. Robert Coale as Chairman, President, Chief Executive Officer, Chief Operating Officer, and Secretary. Also on the same date, the Company’s board of directors elected Mr. Duncan Budge as a member of the board of directors of the Company.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have optioned in Nevada and purchased in Arizona contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have several properties under option, and are in the early stages of exploring these properties. There has been no indication as yet that any commercially viable mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds. The private placement we closed in November 2003 generated an additional $1,080,000 in gross proceeds. Also, $2,060,825 and $1,597,500 during the years ended May 31, 2004 and 2005, respectively, was obtained from the exercise of stock options issued under the Company’s 2003 stock option plan. There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2006. With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. Whether or not we will need to raise further funding will depend on the outcome of work programs currently underway, and whether we pursue additional prospects.

Competition

The natural resource industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other natural resource companies, including many that possess substantial financial resources for acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

We feel that our competitive position compared to other resource exploration companies is quite good. Many junior resource companies generally have very little available capital for securing properties of merit, and also lack the necessary capital required to start or carry on a work program that would be needed to advance the property. These work programs can cost many hundreds of thousands of dollars, and can sometimes even run into the millions. On a relative basis, having raised approximately $5.1 million dollars since we began the exploration stage of our operations through private placements and the exercise of options, we are now funded to implement work programs on the properties that we have secured. With our qualified and experienced board of directors and group of consultants, who between them have decades of direct experience working in the geology, mining, mineral processing and related financial sectors, we have a very experienced management team. Many junior resource companies feel themselves lucky to have only one such expert on their board, let alone three, and with the addition of our consulting geologist, we have three veteran resource experts who have experience working at and in many cases leading exploration projects and mining development projects in many locations all around the globe. We feel this positions us favorably in front of most other junior resource exploration and mining companies.

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

Permits for drilling at the Moss Property (see below Item 2, entitled “Properties”) have been obtained from the Arizona Department of Water Resources, Phoenix, Arizona. The “Intention to Drill Wells” permits were issued February 5, 2004.

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an

environmental bond filed with the Nevada office of the Bureau of Land Management. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005. In this drilling program, we drilled seven holes with depths ranging from 300 to 750 feet. Because this drilling program had encouraging results, we filed, in April 2005, an amended drilling plan with the Bureau of Land Management that allows three lines of drill holes with the lines spaced 400 feet apart along the apparent trend of the mineralization. The initial holes of the second phase program will be RC; but if we continue to get good results, we will then follow with core drilling. We have not yet commenced the second phase of drilling at the Bruner Property.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Item 2. Description of Properties.

We do not lease or own any real property. We currently maintain our corporate office on a month-to-month basis at an amount of CDN $1,600 per month at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9. Management believes that our office space is suitable for our current needs.

In the following discussion relating to our interests in real property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

Bruner and Vernal Properties

Map of our Bruner and Vernal properties located in western Nevada.

Acquisition of Interest

Pursuant to a Property Option Agreement with MinQuest, Inc. (“MinQuest”), a Nevada corporation, we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005. On July 25, 2006 we made the third installment of $20,000. By July 25, 2006, we were to have spent $275,000 on exploration, and by that date we had spent an aggregate of approximately $272,000 on exploration of the two properties. The Company has the option to pay MinQuest the balance of $3,000 in cash to satisfy the commitment. We are obligated to spend another $225,000 over the next three years as follows: $100,000 by July 25, 2007 and $125,000 by July 25, 2008.

Bruner Property

Description and Location of the Bruner Property

Fallon, Nevada 66 miles
Paymaster Mine
Bruner Mine
Derelict Mine
July-Duluth
Mines
Fenelas
Mine
14 13
23 24
13 18
24 19
23 24
26 25
24 19
25 30
Moon 15
Moon 16
Moon 13
Moon 11
Moon 12
Moon 9
Moon 10
Moon 8
Moon 6
Moon 3
Moon 4
Moon 1
Moon 2
T14N R37E
T14N R38E
Patriot Claim Block
N
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

Exploration History of the Bruner Property

The original operators at the Bruner Property are unknown. Prospecting at the property began in the early 1900’s while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work:

☐	In 1983, Kennecott drilled fifteen RC holes (holes left after the process of reverse circulation drilling) on the property.

☐

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

☐

In 1990-1995, Miramar Mining Corp. drilled 5 RC drill holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

Geology of the Bruner Property Mineral Claims

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

Current State of Exploration

The Bruner claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claims. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Geological Exploration Program

In July 2003, members of our Board of Directors and geology team made an onsite inspection of Bruner Property. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003. The company completed an exploration program consisting of geologic mapping, surface geochemical sampling, and a Global Positioning System geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) was also conducted. Such a survey measures the magnetic variations within the underlying rocks.

Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner Property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Faults, which are breaks in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of our claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken.

The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. A much more continuous northwest trending feature that has not been drill tested is located to the southeast, under gravel cover (where there is no exposure of rock at the surface). Data are sufficiently encouraging that an expanded CSMT survey is recommended to trace these structures in the third dimension. Three or four north-south lines of CSMT are scheduled and further work is ongoing.

Our exploration program to date at Bruner has included:

☐	geologic mapping (producing a plan map of the rock types, structure and alteration);
☐

rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold);

☐	a ground magnetic survey; and
☐	a Controlled Source Magneto-telluric survey (recording variations in a generated electrical field using sophisticated survey methods).

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes, and the results are encouraging enough that additional drilling is being considered for the future.

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Evaluation of the results is currently ongoing. The Company does not have any plans to conduct an exploration program on the Bruner Property for the remainder of 2006.

Vernal Project

Description and Location of the Vernal Property

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

Exploration History of the Vernal Property

Historical work includes several short adits constructed on the property between 1907 and 1916. There appears to have been little or no mineral production.

Geology of the Vernal Mineral Claims

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amelsco has not been involved with the Vernal Property over the last 20 years and isnot associated with our option on the property or the exploration work we are doing there. A 225 foot wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet) and larger veining trends exists northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

Current State of Exploration

The Vernal claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found. There is no drilled resource on our claims.

Geological Exploration Program

In July 2003, members of our Board of Directors and geology team made an onsite inspection of Vernal. At the Vernal Property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed. In March 2005 we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service. As a result of the Company not having immediate plans to conduct drilling on the Vernal Property in 2005, the Company stopped the permitting process before receiving permits for the Vernal Property.

Our exploration of the Vernal Property to date has consisted of geologic mapping and rock chip geochemical sampling. Trenching is a cost effective way of examining the structure and nature of mineral ores just beneath the surface. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling. We currently have no plans for any drilling of the Vernal Property, but if the trenching process yieldssamples with significant gold values then a five to ten hole reverse circulation drill program totaling 5,000 feet and costing approximately $90,000 would be considered. The Company does not have any plans to conduct an exploration program on the Vernal Property for the remainder of 2006.

Moss Property

24
19
20
21
25
30
29
28
R21W
R20W
T20N
Bullhead City 9 miles
Patriot Controlled Land
Patented Claim
Unpatented Claim
North
PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona
0
1000
Feet

Moss Property

The Moss Property consists of 62 unpatented claims and 15 patented claims located in the Oatman District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

Acquisition of Interest

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff. The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 62 unpatented mining claims that were acquired from MinQuest. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest.

Williams Property

The property is comprised of six patented claims, which as a group, we call the Williams Property. These claims were held collectively by as many as 23 owners within an extended family who were represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams Property.

In October 2003, our director Robert Sibthorpe (who is a geologist by training) had evaluated the proposal for the purchase of the Williams Property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. In November 2003 we executed a letter of intent to purchase a 100% interest in Williams Property owned by the extended family. This property is unrelated to and separate from the MinQuest Claims. The sellers delivered to us all information in their possession regarding the Williams Property. During the six month period after the signing of the letter of intent we had the right to conduct our due diligence on the Williams Property and if we decided not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associated with the purchase of the Williams Property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the Williams Property, doing so would give us full rights to begin mining operations.

At the recommendation of Mr. Sibthorpe, in January, 2004, Mr. Robert Coale (P.E.), another one of our directors and our current President, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summery of the property, a review of the draft budget supplied by Richard Kern, our work program contractor, and a layout of the drilling program planned for the property.

The drilling was conducted throughout the spring and early summer of 2004, and in June, 2004, Mr. Sibthorpe wrote a report incorporating the results of the drill program which encouraged us to pursue the project. Also in June, 2004, Mr. Kern sent a memo to the Company regarding the potential at the Williams property. Mr. Kern’s recommendation was that we should proceed with the purchase of the Williams Property.

On February 19, 2004, we executed a formal agreement to purchase the Williams Property for $350,000. On February 27, 2004 we deposited $25,000 with the title company, which was acting as escrow agent, and three months after signing, on June 14, 2004, we deposited an additional $25,000. When the title company, acting as escrow agent, received the signature pages from the various sellers, the initial $25,000 deposit was to be delivered to the sellers. On the three-month anniversary after we signed the definitive agreement, the second $25,000 was to be delivered to the sellers. By mid-July, 2004, the escrow agent had received 19 of the 23 signatures, which under Arizona law was enough to complete the transaction, and on July 24, 2004, the first and second deposits of $25,000 each were released to the sellers. On or before the 6-month anniversary after we signed the definitive agreement, the balance of $300,000 was due to the sellers. As a result of our due diligence, we decided to complete the purchase of the Williams Property. On August 27, 2004 we paid the final $300,000 to the escrow agent for the closing of the sale. On November 11, 2004, the escrow agent released the $300,000 to the sellers for the closing of the sale, and, as a result, we now own 100% interest in the Williams Property.

Greenwood Claim

On January 18, 2005 the Company completed the acquisition of a single patented claim from an individual for $150,000.

Martinez Claims

The Company acquired five patented claims from Ramon and Edna Martinez for a total of $150,000. The Company made one payment of $75,000 on November 8, 2004 and made the final payment of $75,000 on February 14, 2005.

Ruth and Rattan Claims

On January 18, 2005, the Company made a single payment of $25,000 to acquire two patented claims known as the Ruth and Rattan claims.

Description and Location of the Moss Property

The Moss Property is located in Mohave County, Arizona in the historic Oatman District, and is located some 5 miles northwest of the town of Oatman, with Kingman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Access is via gravel roads from Bullhead City.

Exploration History of the Moss Property

Discovered in 1864, the Moss Mine was the first gold discovery made in the Oatman district. Historical records show that the Oatman District produced up to two million ounces of gold mostly from underground mines. The Moss Mine was worked intermittently through the 1930’s but produced only minor amounts of gold. The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

Work already completed on the Williams Property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was conducted over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not give as much information about the underlying rocks.

Geology of the Moss Property

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

Current State of Exploration

The Moss Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found. There is no drilled resource on our claims.

Geological Exploration Program

Our exploration of the Moss Property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins. The Moss Property contains the site of the former Moss Mine. The most significant historic mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply northerly. These veins should intersect the Moss Mine vein at depth. The deepest vein intercepts at Moss are less than 400 feet. The Ruth vein should intersect the Moss Mine vein at 800-900 feet below the surface. If the Moss Mine vein is the feeder for the Ruth vein it must contain similar gold values at that level. The Moss Mine vein needs drill testing to a depth of 900 feet to determine its potential to contain high grade gold mineralization.

Phase 1 drilling has been completed at the Moss Property. A total of 36 holes were drilled totaling 8,807 feet. Thirty holes were drilled on the Gintoff Claim on the Moss Property, and six holes were drilled on one of the adjacent parcels of land. The easternmost section of the Property, which was mostly untested by drilling, was drilled with thirty reverse circulation holes. This allowed accurate cross-sections to be made for this area. The coverage on this section is generally two or three holes on 100 foot sections testing grades and widths from 50-250 feet down dip. In the western area, limited confirmation drilling was carried out and the results obtained were generally in line with the values obtained by previous operators. Geological information obtained may now provide a structural explanation for the lack of success obtained here to date by previous operators.

A study of all drilling results at the Moss Property indicates a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes. An example from our drilling tests the vein over a vertical extent of 300 feet. In this example the gold content nearly doubles between AR-5 and AR-23.

An expanded program of drilling began in April 2005, and was expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We planned to drill 10 to 15 holes. The depths of these holes were to have ranged from 500 to 1,300 feet. The program budget, which includes significant contingency expenditures, was $643,700.

The first portion of this expanded drilling program was expected to be completed by the fall of 2005. However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005. This follow-up drilling has not yet been completed. Currently, the Company has scheduled the completion of this expanded phase of drilling to be concluded by the end of 2006.

Encouraging drilling results from earlier programs warrant an initial Scoping Study level investigation, which is the determination of the indicated size and grade of the deposit and possible methods of mining and recovering the gold and silver. Tonnage and grade will be determined by outlining the mineralization on sections constructed every 100 feet across the deposit and using the average grade of the drilling intersections. An open pit is then designed that would allow extraction of the mineral in deposit. The option of underground mining is also considered. Tests are conducted to determine the best method of extracting the gold and silver. These tests would include the amenability of “heap leaching”. Heap leaching is the piling of ore on an impermeable liner, circulating gold/silver-dissolving solutions (normally cyanide) through the pile or “heap” and recovering the gold/silver from the circulating solution using carbon.  Another method that would be tested is “milling” to recover the gold and silver. Milling involves crushing and grinding the ore into tiny particles that allow the gold/silver to be removed by simple gravity separation techniques or by using chemicals in solution. Determination of the best methods of mining and recovery of the precious metals then allows production costs to be calculated.

In March 2006 the Board approved a $300,000 exploration program for the Moss Property. The budgeted exploration program includes approximately 2500 feet of core drilling. The goal of the program is to test the existence of high grade gold and silver mineralization at depth.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the National Association of Securities Dealers Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.OB.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2006 and May 31, 2005:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2006	Fourth Quarter	$0.30	$0.21
	Third Quarter	$0.41	$0.19
	Second Quarter	$0.58	$0.36
	First Quarter	$0.60	$0.34
2005	Fourth Quarter	$0.45	$0.29
	Third Quarter	$0.55	$0.26
	Second Quarter	$0.81	$0.26
	First Quarter	$1.44	$0.56

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 28, 2006, there were approximately 166 holders of record of the Company’s common stock.

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

Warrants or Options.

During the year, 1,000,000 common stock options were granted at an average exercise price of $0.25 per option.

No warrants or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2006, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan	5,546,000	(1)	$0.72	456,000
2005 Stock Option Plan	2,000,000		$0.25	1,000,000

(1)      Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2006, there were a total of 5,090,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share. There were also a total of 1,000,000options granted under the 2005 Plan with an exercise price of $0.25 per share.

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

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, who is our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, and a director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016. In consideration therefor, Mr. Coale and our company entered into a Buy-Back Option Agreement, pursuant to which Mr. Coale granted to our company the option to purchase all or any portion of the 3,000,000 shares of our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

On March 10, 2006, we entered into a Stock Option Agreement with Robert Sibthorpe, who is our director. Pursuant to such agreement, Mr. Sibthorpe was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016. In consideration therefor, Mr. Sibthorpe and our company entered into a Buy-Back Option Agreement, pursuant to which Mr. Sibthorpe granted to our company an option to purchase all or any portion of the 3,000,000 shares of our common stock that are owned by Mr. Sibthorpe for a purchase price of $0.01 per share.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured several properties in the Walker Lane area of Nevada, and acquired a property in the historic Oatman mining district of Arizona. With adequate funding to meet all our obligations on our current projects and a highly qualified and well-motivated management team, we are well positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2007, our objective is to continue to explore our properties. The funds in our treasury are sufficient to meet all planned activities as outlined below, with a significant contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending May 31, 2007.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2007.

Following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Bruner and Vernal Projects.

As of May 31, 2006, we have fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects. To May 31, 2006, we have paid a total of $20,000 in property payments and have incurred approximately $272,000 of property expenditures. On July 25, 2006 we made the third property option installment of $20,000. Under the MinQuest property agreement we were to have spent $275,000 by July 25, 2006. To May 31, 2006, we had spent $272,000. The balance of $3,000 can be paid to MinQuest by the Company.

Moss Property

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditure.

Results of Operations

The Twelve Months Ended May 31, 2006 compared to the Twelve Months Ended May 31, 2005

The Company had no revenues during the fiscal years ended May 31, 2006 and May 31, 2005 because it had no business operations during such fiscal years. The net loss from operations for fiscal 2006 was $401,847 compared to $1,140,453 in fiscal 2005. The decrease of $738,606 is primarily due to the reduction in exploration expenses in 2006 compared to 2005. The reduction in exploration expenses from $1,208,170 in 2005 to $187,407 in 2006 was largely due to timing. The bulk of the costs for the recent drill programs on the Bruner and Moss properties took place in 2005 while in 2006 both of these programs were completed early in the year. As a result, a larger portion of the exploration expenses were recognized in 2005 compared to 2006. General and administrative expenses were $214,440 in 2006 compared to $112,283 in 2005, an increase of $102,157. The increase was due to a variety of factors including monthly fees of $2,500 being paid to our President beginning in November 2005, legal and filing fees related to the filing our SB-2 registration form and the recognition of $86,483 in stock-based compensation relating to stock options granted during 2006.

Interest income increased from $67,120 in 2005 to $102,921 in 2006. The increase is partially due to an increase in interest rates on invested cash balances. In addition, higher average cash balances were realized in 2006. In 2005 a significant portion of the Company’s cash from financing was received part way through the period while most of that cash was available for investing throughout 2006.

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

Liquidity and capital resources

We had total assets of $3,300,708 at May 31, 2006 consisting of cash of $3,263,024, prepaid expenses of $32,000, receivables of $2,538 and net office equipment of $3,146. We have total liabilities of $1,563 at May 31, 2006 all of which are current liabilities consisting of accounts payable.

Cash used in operations was $246,531 for the twelve months ended May 31, 2006 while it was $1,103,743 for 2005. The reduction in cash used in operations was largely due to a reduction in the net loss in 2006 of $290,042 compared to $1,093,485 in 2005. In addition, $86,483 of the loss in 2006 related to a non-cash item consisting of stock-based compensation that did not occur in 2005. Partially offsetting these two factors was a large reduction in accounts payable in 2006 compared to 2005.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A-1 warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for a period of three years an at exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for a period of two years at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2007, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale(1)	Chairman, President, Chief Executive and Operating Officer and Secretary	66	June 23, 2003
Robert A. Sibthorpe	Director	56	June 23, 2003
Duncan Budge	Director	55	October 13, 2005

(1) On October 13, 2005, Mr. Ronald Blomkamp resigned as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary. On that date, Mr. Coale was appointed to the positions vacated by Mr. Blomkamp and Mr. Budge was appointed as a Director of the Company.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and our Chairman, President, and Chief Executive and Operating Officer and Secretary since October 2005. Since April 2004 he has also been the Chairman, President, and Chief Executive and Operating Officer and Secretary of Giant Oil & Gas Inc., a publicly traded natural gas exploration company. He is a Professional Engineer with two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwaterstrand in South Africa) and an MBA from the University of Minnesota (1982). He has over 40 years of resource related business and management experience. Mr. Coale is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.

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

Duncan Budge has served on our Board of Directors since October 2005. Since the fall of 2004 he has also been the Chief Financial Officer of Xemplar Energy Corp. and a Director of Giant Oil

& Gas Inc., a publicly traded natural gas exploration company. Mr. Budge is a professional accountant who owned and operated his own Chartered Accounting firm from 1990 to 2001. Since 2001, he has worked as an independent financial consultant to firms in a variety of industries. Mr. Budge has a Bachelor of Commerce degree from the University of British Columbia and obtained his Chartered Accounting designation in 1977. Mr. Budge does not currently hold a Chartered Accountant designation but is in the process of renewing his designation.

There are no family relationships among our directors or officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries. Other than the Shareholders Agreement among Mr. Coale and Mr. Sibthorpe which is discussed below, there are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

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

(a)           Summary Compensation. The following table presents certain specific information regarding the compensation of our Chief Executive Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended May 31, 2006, 2005 or 2004.

Summary of Annual Compensation

Long-term compensation

		Annual Compensation			Awards		Payouts

Names and Principal position	Year end May 31,	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/SARs(#)	LTIP payouts ($)	All other compensation ($)

Robert Coale, President, Chief Executive and Financial Officer and Director	2006 2005 2004	17,500 0 0	0 0 0	0 0 0	0 0 0	200,000 (1) 0 100,000	0 0 0	0 0 0
Ron Blomkamp, President, Chief Executive and Financial Officer and Director	2006 2005 2004	NA 0 0	NA 0 0	NA 0 0	NA 0 0	NA 0 200,000 (2)	NA 0 0	NA 0 0
Robert A. Sibthorpe, Director	2006 2005 2004	NA NA NA	NA NA NA	NA NA NA	NA NA NA	200,000 (3) NA 200,000	NA NA NA	NA NA NA
Bruce Johnstone	2006 2005 2004	NA NA NA	NA NA NA	NA NA NA	NA NA *(4)	NA NA NA	NA NA NA	NA NA NA

None of our officers and directors have received any other compensation from us other than as indicated above.

(1)

Robert D. Coale, who became a director in June 2003, was granted the right to purchase an aggregate of 100,000 common shares pursuant to the 2003 Stock Option Plan. In March 2006, he was granted the right to purchase an additional 200,000 common shares pursuant to the 2005 Stock Option Plan. Since November, 2005, we have paid $2,500 per month to Mr. Coale. The agreement has indefinite term but can be cancelled by either party with 30 days written notice. The agreement does not provide for severance or termination benefits of any kind.

(2)

Ron Blomkamp, who became our sole executive officer and a Director in July 2003, was granted the right to purchase an aggregate of 200,000 common shares pursuant to the 2003 Stock Option Plan. Upon his resignation on October 13, 2005, his stock options were cancelled.

(3)

Robert A. Sibthorpe, who became a director in June 2003, was granted the right to purchase an aggregate of 200,000 common shares pursuant to the 2003 Stock Option Plan. In March 2006, he was granted the right to purchase an additional 200,000 common shares pursuant to the 2005 Stock Option Plan.

(4)

On June 12, 2003, we issued 13,500,000 Series A 7% Redeemable Preferred Shares to Mr. Bruce Johnstone, who was our sole officer and a director from October 2002 until July 2003. Mr. Johnstone subsequently exchanged all his preferred shares for 13,500,000 shares of common stock. Of said shares, he transferred 3,000,000 to each of our current directors.

(b)      Grants of Stock Options and Stock Appreciation Rights. The following table sets forth stock options or stock appreciation rights that were granted to our directors or executive officers during the fiscal year ended May 31, 2006.

OPTION/SAR GRANTS

(Individual Grants)

Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year Ended May 31, 2006	Exercise or Base Price ($/Sh)	Expiration Date

Ron Blomkamp	-	-	NA	NA
Robert A. Sibthorpe	200,000	20%	$0.25	March 10, 2016
Robert D. Coale	200,000	20%	$0.25	March 10, 2016
Duncan Budge	-	-	NA	NA

(c)      Option/ SAR Exercises. The following table sets forth certain information regarding the exercise by our directors or executive officers of any stock options or stock appreciation rights during the fiscal year ended May 31, 2006, and their unexercised stock options held as of such date.

AGGREGATE OPTION/SAR EXERCISES

AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (1)	Value Of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable/ Unexercisable (4)

Ron Blomkamp (1)	--	--	--	$--
Robert A. Sibthorpe (2)	--	--	400,000	$40,000
Robert D. Coale (3)	--	--	300,000	$20,000
Duncan Budge	--	--	--	$--

(1) All of Mr. Blomkamp’s common stock options were cancelled upon his resignation on October 13, 2005.

(2) Mr. Sibthorpe has been granted a total of 400,000 common stock options. 200,000 options are at an exercise price of $0.05 per option and 200,000 options at an exercise price of $0.25 per option. All of the $0.05 options are currently exercisable while none of the $0.25 options are currently exercisable.

(3) Mr. Coale has been granted a total of 300,000 common stock options. 100,000 options at an exercise price of $0.05 per option and 200,000 options at an exercise price of $0.25 per option. All of the $0.05 options are currently exercisable while none of the $0.25 options are currently exercisable.

(4) Based on the closing price for our common stock on May 31, 2006 of $0.25 per share.

(d)      Compensation of Directors. Our officer and directors have no other arrangements from the company pursuant to which they received or are to receive any other compensation other than as indicated above.

(e)      Employment Agreements. Since November, 2005, we have paid $2,500 per month to Mr. Robert Coale, our President, Chief Executive Officer, Chief Financial Officer, and Director. The agreement has indefinite term but can be cancelled by either party with 30 days written notice. The agreement does not provide for severance or termination benefits of any kind.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 28, 2006, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,279,400 shares of Common Stock which are issued and outstanding as of August 28, 2006. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Almir Ramic	2,250,000	(1)	8.0%
Colin Bruce Worth	1,600,000	(2)	5.8%
Robert A. Sibthorpe..................................	3,400,000	(3)	12.7%
Robert D. Coale.........................................................	3,300,000	(4)	12.4%
Duncan Budge	--		--
Directors and Officers as a Group (3 individuals)...............................	6,700,000		24.8%

(1)	Includes 1,800,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic.
(2)

Includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth that he purchased in the November 2003 private placement. Because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Worth’s beneficial ownership.

(3)

Includes 200,000 options pursuant to the 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share and 200,000 options pursuant to the 2005 Stock Option Plan to purchase common stock at a purchase price of

$0.25 per share.

(4)

Includes 100,000 options pursuant to the 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share and 200,000 options pursuant to the 2005 Stock Option Plan to purchase common stock at a purchase price of $0.25 per share.

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

Buyback Agreements

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the President, Chief Executive Officer, Secretary, and Treasurer, and a director and to Mr. Robert Sibthorpe who is a director of the Company. In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into a Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

Also on March 10, 2006, the Registrant entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000. The 3,000,000 common shares purchased from Mr. Blomkamp were cancelled by the Company.

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

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Pursuant to the agreeemnt the Company will pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to Identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and Perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company. The service agreement shall be for an indefinite term, cancellable in writing by either party with 30 days written notice. For the year ended May 31, 2006, the Company paid $17,500 pursuant to this agreement.

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, who is our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, and a director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016. In consideration therefor, Mr. Coale and our company entered into a Buy-Back Option Agreement, pursuant to which Mr. Coale granted to our company the option to purchase all or any portion of the 3,000,000 shares of our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

On March 10, 2006, we entered into a Stock Option Agreement with Robert Sibthorpe, who is our director. Pursuant to such agreement, Mr. Sibthorpe was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016. In consideration therefor, Mr. Sibthorpe and our company entered into a Buy-Back Option Agreement, pursuant to which Mr. Sibthorpe granted to our company an option to purchase all or any portion of the 3,000,000 shares of our common stock that are owned by Mr. Sibthorpe for a purchase price of $0.01 per share.

Also on March 10, 2006, the Registrant entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000. The 3,000,000 common shares purchased from Mr. Blomkamp were cancelled by the Company.

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

•	an initial start up fee of $495,
•	a monthly fee of $195 for the mail order fulfillment service,
•	a processing fee of $0.95 per request
•	and the cost of postage and handling of investor packages mailed by Shareholder.com.

Item 13.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (a)
3.2	Registrant’s Restated Articles of Incorporation. (b)
3.3	By-Laws of Registrant. (a)
4.1	Specimen common stock certificate. ***
4.2	Form of Class A Warrant. (c)
4.3	Form of Class B Warrant. (c)
4.4	Form of Class C Warrant. (c)
4.5	Form of Class D Warrant. (c)
4.6	Warrant Agreement – July 2003 private placement. (c)
4.7	Form of Class A-1 Warrant. *
4.8	Form of Class B-1 Warrant. *

4.9	Form of Class C-1 Warrant. *
4.10	Form of Class D-1 Warrant. *
4.11	Warrant Agreement – November 2003 private placement. **
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. ***
10.2	Stock Option Plan. (d)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (e)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. *
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. **
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. ***
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (f)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. **
10.9	Agreement with Shareholder.com ****
10.10	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale *****
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe *****
10.12	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp *****
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

* Previously filed with the Company’s registration statement on Form SB-2, Registration No. 333-112424, submitted to the SEC on February 2, 2004.

** Previously filed with the amendment No. 2 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on July 16, 2004.

*** Previously filed with the amendment No. 3 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on October 6, 2004.

**** Previously filed with the amendment No. 4 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on December 27, 2004.

***** Previously filed with the Company’s Form 8-K submitted to the SEC on March 10, 2006.

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

Robison Hill & Co. is currently serving as the Company’s principal independent accountant. The accountant’s pre-approved fees billed to the Company are set forth below:

	Fiscal year ended May 31, 2006	Fiscal year ended May 31, 2005
Audit Fees	$28,015	$27,045
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

As of May 31, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2006 AND 2005

Contents	Page

Independent Auditor’s Report	F - 1

Balance Sheets
May 31, 2006 and 2005	F - 2

Statements of Operations for the
Year Ended May 31, 2006 and 2005 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2006	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2006	F - 4

Statements of Cash Flows for the
Year Ended May 31, 2006 and 2005 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2006	F - 10

Notes to Financial Statements	F - 12

INDEPENDENT AUDITOR’S REPORT

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the two years ended May 31, 2006 and 2005 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2006, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp.(An Exploration State Company) as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no source of revenue that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

/S/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

August 28, 2006

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	May 31,	May 31,
	2006	2005

ASSETS:
Current Assets:
Cash	$3,263,024	$3,543,748
Prepaid Expense	32,000	35,000
GST Receivables	2,538	—

Total Current Assets	3,297,562	3,578,748
Office Equipment, Net	3,146	—

Total Assets	$3,300,708	$3,578,748

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$1,563	$46,044

Total Current Liabilities	1,563	46,044

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2006 and 2005	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,279,400 shares at
May 31, 2006 (May 31, 2005 – 29,279,400)	26,279	29,279
Paid-In Capital	26,435,970	26,376,487
Subscription Receivable	(79,000)	(79,000)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,026,661)	(22,736,619)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,299,145	3,532,704

Total Liabilities and Stockholders’ Equity	$3,300,708	$3,578,748

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2006	2005	State

Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	187,407	1,028,170	1,566,125
General & Administrative	214,440	112,283	21,619,309

Net Loss from Operations	(401,847)	(1,140,453)	(23,185,434)

Other Income (Expense)
Interest	102,921	67,120	170,041
Currency Exchange	8,884	(20,152)	(11,268)

Net Other Income (Expense)	111,805	46,968	158,773

Net Loss	$(290,042)	$(1,093,485)	$(23,026,661)

Basic & Diluted loss per
Share	$(0.01)	$(0.04))

Weighed Average Shares
Outstanding	28,605,427	29,279,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance at November 30, 1998
(inception)	—	$—	—	$—	$—	$—	$—	$—	$—

November 30, 1998 Issuance of
Stock for services and payment
of accounts payable	—	—	1,000,000	1,000	—	—	—	—	—

April 1, 1999 Issuance of Stock
for cash pursuant to private
placement	—	—	1,004,000	1,004	49,196	—	—	—	—

Net Loss	—	—	—	—	—	—	—	(38,305)	—
Currency Translation Adjustment	—	—	—	—	—	—	(15,996)	—	—

									—
Balance at May 31, 1999	—	—	2,004,000	2,004	49,196	—	(15,996)	(38,305)	—

Retroactive Adjustment for 1:7.6
Stock Split June 17, 2003	—	—	13,226,400	13,226	(13,226)	—	—	—	—

Restated Balance May 31, 1999	—	—	15,230,400	15,230	35,970	—	(15,996)	(38,305)	—

Net Loss	—	—	—	—	—	—	—	(2,777)	—
Currency Translation Adjustment..	—	—	—	—	—	—	(489)	—	—

Balance at May 31, 2000	—	—	15,230,400	15,230	35,970	—	(16,485)	(41,082)	—

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Contributed Capital	—	$—	—	$—	$3,788	$—	$—	$—	$—

Net Loss	—	—	—	—	—	—	—	—	(3,811)
Currency Translation Adjustment	—	—	—	—	—	—	172	—	—

Balance at May 31, 2001	—	—	15,230,400	15,230	39,758	—	(16,313)	(41,082)	(3,811)

Contributed Capital	—	—	—	—	2,080	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(2,630)
Currency Translation Adjustment	—	—	—	—	—	—	(48)	—	—

Balance at May 31, 2002	—	—	15,230,400	15,230	41,838	—	(16,361)	(41,082)	(6,441)

Contributed Capital	—	—	—	—	3,972	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(11,215)

Balance at May 31, 2003	—	—	15,230,400	15,230	45,810	—	(16,361)	(41,082)	(17,656)

June 11, 2003, Issuance of
Preferred Shares for Services	13,500,000	13,500	—	—	—	—	—	—	—

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

June 12, 2003, Surrender of
Shares from Former Officer/
Directors	—	$—	(5,320,000)	$(5,320)	$5,320	$—	$—	$—	$—

July 25, 2003, Shares and
Warrants Issued for Cash	—	—	350,000	350	367,150	—	—	—	—

July, 2003 Compensation from
Issuance of Stock Options
Below Fair Market Value	—	—	—	—	235,354	—	—	—	—

September 2, 2003, Preferred
Shares Converted to Common	(13,500,000)	(13,500)	13,500,000	13,500	—	—	—	—	—

September 12, 2003, Stock
Options Exercised	—	—	200,000	200	9,800	—	—	—	—

September 17, 2003, Stock
Options Exercised	—	—	930,000	930	45,570	—	—	—	—

September 22, 2003, Stock
Options Exercised	—	—	525,000	525	25,725	—	—	—	—

September 23, 2003, Stock
Options Exercised	—	—	105,000	105	8,895	—	—	—	—

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

September 26, 2003, Stock
Options Exercised	—	$—	465,000	$465	$602,785	$—	$—	$—	$—

September, 2003 Compensation
From Issuance of Stock
Options Below Fair Market
Value	—	—	—	—	1,458,240	—	—	—	—

October 1, 2003, Stock Options
Exercised	—	—	5,000	5	3,995	—	—	—	—

October 15, 2003, Stock
Options Exercised	—	—	625,000	625	900,625	—	—	—	—

November 12, 2003, Stock
Options Exercised	—	—	220,000	220	109,780	—	—	—	—

November 27, 2003, Common
Stock and Warrants Issued for
Cash	—	—	864,000	864	1,079,136	—	—	—	—

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

November 2003, Compensation
From Issuance of Stock
Options Below Fair Market
Value	—	$—	—	$—	$290,818	$—	$—	$—	$—

December 2, 2003 Stock
Options Exercised	—	—	5,000	5	3,995	(4,000)	—	—	—

December 22, 2003, Stock
Options Exercised	—	—	20,000	20	20,580	—	—	—	—

December 2003, Compensation
From Issuance of Stock
Options Below Fair Market
Value	—	—	—	—	346,412	—	—	—	—

January 2, 2004, Stock Options
Exercised	—	—	220,000	220	164,780	—	—	—	—

January 24, 2004, Capital
Contributed for Director
Compensation	—	—	—	—	16,254,000	—	—	—	—

February 2004, Compensation
From Issuance of Stock
Options Below Fair Market
Value	—	—	—	—	1,949,522	—	—	—	—

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

Deficit
						Cumulative		Accumulated
					Subscription	Currency		During
Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

March 2004, Compensation
From Issuance of Stock
Options Below Fair Market
Value	—	$—	—	$—	$612,030	$—	$—	$—	$—

March 5, 2004, Stock Options
Exercised	—	—	1,285,000	1,285	1,761,215	(1,597,500)	—	—	—

April 2, 2004, Stock Options
Exercised	—	—	50,000	50	74,950	(75,000)	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(21,625,478)

Balance May 31, 2004	—	—	29,279,400	29,279	26,376,487	(1,676,500)	(16,361)	(41,082)	(21,643,134)

Cash from Subscription
Receivable	—	—	—	—	—	1,597,500	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(1,093,485)

Balance May 31, 2005	—	—	29,279,400	29,279	26,376,487	(79,000)	(16,361)	(41,082)	(22,736,619)

March 2006, Redemption of
3,000,000 common shares	—	—	(3,000,000)	(3,000)	(27,000)	—	—	—	—

March 2006, Compensation
From the Issuance of Stock
Options at Fair Market Value.	—	—	—	—	86,483	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(290,042)

Balance May 31, 2006	—	$—	26,279,400	$26,279	$26,435,970	$(79,000)	$(16,361)	$(41,082)	$(23,026,661)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
			Inception of
	May 31,	May 31,	Exploration
	2006	2005	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(290,042)	$(1,093,485)	$(23,026,661)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	86,483	—	4,978,884
Stock Issued for Services	—	—	16,267,500
Depreciation	1,047	—	1,047

Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(2,538)	1,344	(2,538)
(Increase) Decrease in Prepaid Expenses	3,000	(35,000)	(32,000)
Increase (Decrease) in Accounts Payable	(44,481)	23,398	(4,680)
Increase (Decrease) in Accrued Expense	—	—	—

Net Cash Used in Operating Activities	(246,531)	(1,103,743)	(1,818,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	(4,193)	—	(4,193)

Net Cash Used in Investing Activities	(4,193)	—	(4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	1,597,500	5,105,825
Redemption of Common Shares	(30,000)	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	(30,000)	1,597,500	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(280,724)	493,757	3,263,024
Cash and Cash Equivalents
at Beginning of Period	3,543,748	3,049,991	—

Cash and Cash Equivalents
at End of Period	$3,263,024	$3,543,748	$3,263,024

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Continued)

Cumulative
Since
June 1, 2000
Inception of
	May 31,	May 31,	Exploration
	2006	2005	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $23,026,661 for the period from June 1, 2000 (inception of exploration state) to May 31, 2006 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing. However, management believes that the money raised from the private placements in July and November 2003 along with money from the exercising of stock options and warrants, will be sufficient to continue planned operations for the next fiscal year.

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

Nature of Business

The Company has no products or services as of May 31, 2006. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2006, the company has outstanding options and warrants of 1,435,000 and 4,856,000, respectively of which 685,000 and 3,128,000 are excercisable. The effect of the Company’s common stock equivalents would be anti-dilutive for May 31, 2006 and 2005 and are thus not considered.

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

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2006 and 2005.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,

	2006	2005

Equipment	$645	$-
Furniture	3,548	-
	4,193	-
Less accumulated depreciation	(1,047)	-

Total	$3,146	$-

Depreciation expense for the years ended May 31, 2006 and 2005 was $1,047 and $0, respectively.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,097,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Pursuant to the agreeemnt the Company will pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to Identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and Perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company. The service agreement shall be for an indefinite term, cancellable in writing by either party with 30 days written notice. For the year ended May 31, 2006, the Company paid $17,500 pursuant to this agreement.

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - STOCK OPTIONS

Pursuant to the 2005 and 2003 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”) or as non-qualified stock options. The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2006, 5,290,000 stock options were granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. In most cases the fair value of the stock issued was higher then the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004. No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan. For the year ended May 31, 2006, 1,000,000 were granted to various directors and consultants for an exercise price of $0.25 per share. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - STOCK OPTIONS (continued)

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005 and 2004	256,000	635,000	$ 0.16
Options granted	-	-	-
Options forfeited	200,000	(200,000)	$ 0.05
Options exercised	-	-	-
Balance, May 31, 2006	456,000	435,000	$ 0.24

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005	-	-	-
Approval of Plan	2,000,000	-	-
Options granted	(1,000,000)	1,000,000	$0.25
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, May 31, 2006	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2006:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	350,000	7.08	$ 0.05	350,000	$ 0.05

$0.25	1,000,000	9.75	$0.25	250,000	$0.25
$ 0.80	5,000	7.17	$ 0.80	5,000	$ 0.80

$ 1.03	80,000	7.17	$ 1.03	80,000	$ 1.03

	1,435,000		$ 0.25	685,000	$ 0.24

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 - WARRANTS

On July 25, 2003, the Company issued 350,000 Class A warrants, 350,000 Class B warrants, 350,000 Class C warrants, and 350,000 Class D warrants. Each warrant is exercisable, commencing October 25, 2003, for a period of three years at a price of $1.40, $1.45, $1.50 and $1.55, respectively, for one share of common stock. The warrants were determined to have no value at the time of their issuance. The shares and warrants were issued to three non-US residents.

On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. The Class A warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants are exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants became exercisable on November 27, 2007 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants. The warrants were determined to have no value at the time of their issuance. The shares and warrants were issued to three non-US residents.

The following table sets forth common share purchase warrants outstanding as of May 31, 2006:

Warrants Outstanding
Balance, May 31, 2005 and 2004	4,856,000
Warrants granted	-
Warrants exericed	-
Balance, May 31, 2006	4,856,000

The following table lists the common share warrants outstanding at May 31, 2006. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
1,214,000	$ 1.40	2.61	1,214,000	$ 1.40
1,214,000	$ 1.45	2.61	1,214,000	$ 1.45
1,214,000	$ 1.50	2.61	350,000	$ 1.50
1,214,000	$ 1.55	2.61	350,000	$ 1.55

4,856,000			3,128,000

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

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the President, Chief Executive Officer, Secretary, and Treasurer, and a director and to Mr. Robert Sibthorpe who is a director of the Company. In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into a Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

Also on March 10, 2006, the Registrant entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000.

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 8 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2006, there are no preferred shares outstanding.

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

NOTE 9 - STOCK SPLIT

On June 17, 2003, the Company approved a forward split at a rate of one for seven and six-tenths so that each share of common stock was equal to 7.6 shares. All references to shares in the accompanying financial statements have been adjusted for the stock split.

NOTE 10 - MINERAL PROPERTIES

The Company has an agreement with Minquest, Inc. which gives them the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 10 - MINERAL PROPERTIES (Continued)

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

On February 19, 2004, the Company executed a formal agreement to purchase 100% mining interest in seven patented mining claims making up the Moss Mine property located in the historic Oatman gold mining district for $350,000. On February 27, 2004, $25,000 was paid in connection with this agreement and three months after signing, on June 14, 2004, an additional $25,000 was paid. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. On August 27, 2004, the Company paid the final $300,000 to the sellers.

On March 4, 2004, we signed an agreement that allowed us to acquire a 100 percent interest in 65 unpatented claims contiguous to the 7 patented claims at the Moss Property. We acquired these claims from MinQuest Inc for a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004.

As of May 31, 2006, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 28, 2006	By: /s/ Robert Coale
Name: Robert Coale
Title: President, Chief Executive Officer, Chief Financial Officer, and Secretary