Form 10QSB
period 2006-08-31
PATRIOT GOLD CORP
filed 2006-10-10
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended August 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0947048 (I.R.S. Employer Identification No.)

501-1775 Bellevue Avenue, West Vancouver B.C. V7V 1A9, Canada

(Address of principal executive offices) (Zip Code)

(604) 925-5257

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,279,400 shares of common stock, $0.001 par value, issued and outstanding as of October 9, 2006.

Transitional Small Business Disclosure Format (elect one)	[	] Yes	☒ No

TABLE OF CONTENTS

PART I - Financial Information	Page
Item 1. Financial Statements
Balance Sheets August 31, 2006, and May 31, 2006 (audited)	1
Statements of Operations for the three month periods ended August 31, 2006 and 2005, and for the period from inception on June 1, 2000 to August 31, 2006.	2
Statements of Cash Flows for the three-month periods ended August 31, 2006 and 2005, and for the period from inception on June 1, 2000 to August 31, 2006.	3
Notes to the Financial Statements	5
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3 Controls and Procedures	15
PART II – Other Information	16
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2006	2006

ASSETS:
Current Assets:
Cash	$ 3,238,500	$ 3,263,024
GST Receivable	2,538	2,538
Prepaid expenses	27,000	32,000

Total Current Assets	3,268,038	3,297,562

Office Equipment, Net	2,797	3,146

Total Assets	$ 3,270,835	$ 3,300,708

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$ 3,576	$ 1,563

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at August 31, 2006 and May 31, 2006	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,279,400 shares at
August 31, 2006 and May 31, 2006	26,279	26,279
Paid-In Capital	26,431,088	26,435,970
Subscription Receivable	(79,000)	(79,000)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,053,665)	(23,026,661)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,267,259	3,299,145

Total Liabilities and Stockholders’ Equity	$ 3,270,835	$ 3,300,708

The accompanying notes are an integral part of these financial statements.

1

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2006	2005	State

Revenues	$ -	$ -	$ -
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses
Mining Costs	38,603	131,918	1,604,728
General & Administrative	20,797	37,216	21,640,106

Net Loss from Operations	(59,400)	(169,134)	(23,244,834)

Other Income (Expense)
Interest	32,423	23,579	202,464
Currency Exchange	(27)	(2,468)	(11,295)

Net Loss	$ (27,004)	$ (148,023)	$ (23,053,665)

Basic & Diluted loss per
Share	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	26,279,400	29,279,400

The accompanying notes are an integral part of these financial statements.

2

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2006	2005	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (27,004)	$ (148,023)	$ (23,053,665)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(4,882)	-	4,974,002
Common Stock Issued for Services	-	-	16,267,500
Depreciation	349	-	1,396

Change in Operating Assets and Liabilities:
(Increase) Decrease in GST Receivable	-	(491)	(2,538)
(Increase) Decrease in Prepaid Expenses	5,000	-	(27,000)
Increase (Decrease) in Accounts Payable	2,013	(1,343)	(2,667)

Net Cash Used in Operating Activities	(24,524)	(149,857)	(1,842,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	(4,193)	(4,193)

Net Cash Used in Investing Activities	-	(4,193)	(4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(24,524)	(154,050)	3,238,500
Cash and Cash Equivalents
at Beginning of Period	3,263,024	3,543,748	-

Cash and Cash Equivalents
at End of Period	$ 3,238,500	$ 3,389,698	$ 3,238,500

3

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded at May 31, 2006. The vesting period for some of these options is up to three years. As a result, the unvested portions of the options have been revalued at August 31, 2006 resulting in a reversal of option expense of $4,882 due to a reduction in the fair value of the options as determined by the Black-Scholes model between the date of grant and August 31, 2006.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006 has been omitted. The results of operations for the three month period ended August 31, 2006 is not necessary indicative of results for the entire year ending May 31, 2007.

Nature of Operations

The Company has no products or services as of August 31, 2006. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,053,665 for the period from June 1, 2000 (inception of exploration state) to August 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. Depreciation expense of $349 was charged to general and administrative expenses during the quarter ended August 31, 2006 (2005 – Nil).

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

The Company’s primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the period ended August 31, 2006 the Company recognized a transaction loss of $27.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for August 31, 2006 and 2005 and are thus not presented.

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

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the three months ended August 31, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the three months ended August 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

During the three months ended August 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized in the Statement of Operations and Comprehensive Loss at August 31, 2006 and 2005.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options. As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of $4,882 in stock-based compensation has been recognized in the Statement of Operations at August 31, 2006.

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

Advertising Costs

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended August 31, 2006 and 2005.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Pursuant to the agreement the Company will pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company. The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice. For the three months ended August 31, 2006, the Company paid $7,500 pursuant to this agreement.

NOTE 5 - STOCK OPTIONS / WARRANTS

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of August 31, 2006, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of August 31, 2006, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three months ended August 31, 2006 or 2005.

The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	456,000	435,000	$ 0.24
Options granted	-	-	-
Options cancelled	50,000	(50,000)	$ 0.05
Options exercised	-	-	-

Balance, August 31, 2006	506,000	385,000	$ 0.26

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-

Balance, August 31, 2006	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2006:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	6.83	$ 0.05	300,000	$ 0.05
$0.25	1,000,000	9.50	$0.25	250,000	$0.25
$ 0.80	5,000	6.92	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	6.92	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	635,000	$ 0.26

The following table sets forth common share purchase warrants outstanding as of August 31, 2006:

Warrants Outstanding
Balance, May 31, 2006	4,856,000
Warrants granted	-
Warrants exercised	-

Balance, August 31, 2006	4,856,000

The following table lists the common share warrants outstanding at August 31, 2006. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
1,214,000	$ 1.40	2.36	1,214,000	$ 1.40
1,214,000	$ 1.45	2.36	1,214,000	$ 1.45
1,214,000	$ 1.50	2.36	350,000	$ 1.50
1,214,000	$ 1.55	2.36	350,000	$ 1.55

4,856,000			3,128,000

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 - STOCK SPLIT

On October 4, 2006 the Company filed a preliminary proxy statement with respect to a special meeting of the shareholders that will be called by the Company’s Board of Directors. A definitive proxy statement has not yet been filed or mailed out to the shareholders. Such shareholders’ meeting will be held for the purpose of obtaining shareholder approval of the following matters: (1) grant of discretionary authority to the Board of Directors to implement either of the following: (a) a reverse stock split of the common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the reverse split to be determined by the Board of Directors, or (b) a forward stock split of the common stock on the basis of up to three post-split shares for each one pre-split share to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the forward split to be determined by the Board of Directors; and (3) the increase of the number of authorized shares of the common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares, par value $0.001, should the Board of Directors implement a forward stock split as previously described. Our Directors believe that shareholder approval of a range for the exchange ratio of the reverse or forward splits (as contrasted with approval of a specified ratio of the split) provides the Board of Directors with maximum flexibility to achieve the purposes of a stock split, and, therefore, is in the best interests of our shareholders. The actual ratio for implementation of the reverse or forward split would be determined by our Board based upon its evaluation as to what ratio of pre-split shares to post-split shares would be most advantageous to our shareholders. Our Board of Directors also believes that, should it determine to implement a forward stock split as described above, it would be necessary to increase the number of authorized shares of common stock in order to provide the Company with the flexibility to issue common stock without further action by the Company’s stockholders

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the “Company”), which are included elsewhere in this Form 10-QSB. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-KSB for the year ended May 31, 2006 filed by the Company with the Securities and Exchange Commission.

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

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Exploration Programs

Bruner and Vernal Agreement

Pursuant to a Property Option Agreement with MinQuest, Inc. (“MinQuest”), a Nevada corporation, we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. The property option payments and required annual expenditures under the agreement apply to the properties in aggregate and the Company has discretion as to which property it incurs the annual expenditures. The option with MinQuest terminates if, prior to July 25, 2008, we fail to make any payments when due to MinQuest or complete property expenditures as required by the option. The option will have been fully exercised, and we can earn a 100 percent interest in both properties if we make payments to MinQuest of $80,000 and spend $500,000 in exploration over a five year period ending on July 25, 2008. On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005. On July 25, 2006 we made the third installment of $20,000. By July 25, 2006, we were to have spent $275,000 on exploration, and by that date we had spent approximately $272,000 in aggregate on exploration of the two properties. The shortfall of $3,000 in our required expenditures will be applied to our future exploration commitments. We are obligated to spend another $225,000 over the next two years as follows: $100,000 by July 25, 2007 and $125,000 by July 25, 2008. MinQuest retains a three percent NSR production royalty.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites have been located to target both extensions of the gold intercepts in previous drilling and geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,811, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes and the results were encouraging enough that additional drilling was approved.

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Evaluation of the results is still on-going. However, the Company does not currently have any plans to complete an exploration program on the Bruner property in 2006.

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

MOSS PROPERTY

The Moss Property is located in Mohave County, Arizona in the historic Oatman District, and is located some 5 miles northwest of the town of Oatman, with Kingman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Access is via gravel roads from Bullhead City. We hold the property in the Moss Mine region via 62 unpatented mining claims and 15 patented claims.

The unpatented claims are held under a lease/purchase agreement with MinQuest, Inc., a Nevada Corporation. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest.

The patented claims were acquired through a series of transactions between November 2003 and January 2005 as noted below.

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

At the recommendation of Mr. Sibthorpe, in January, 2004, Mr. Robert Coale (P.E.), another one of our directors and our current President, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling. On January 31, 2004 Robert Sibthorpe wrote a report with a summary of the property, a review of the draft budget supplied by Richard Kern, our work program contractor, and a layout of the drilling program planned for the property.

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

The Moss Mine was the first gold discovery made in the Oatman district. Discovered in 1864, the mine was worked discontinuously through the 1930’s. Production records are very poor. The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

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

An expanded program of drilling began in April 2005, and was expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We planned to drill 10 to 15 holes. The depths of these holes were to have ranged from 500 to 1,300 feet. The program budget, which included significant contingency expenditures, was $643,700.

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

Results of Operations

We did not earn any revenues during the three months ended August 31, 2006 or 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2006, we incurred a net loss of $27,004 compared to a net loss of $148,023 for the comparative period in 2005. Our year to date net loss for 2006 has decreased over 2005 largely due to lower exploration costs. During the quarter ended August 31, 2005, a portion of a drill program was undertaken at both the Bruner and Moss properties while no drilling was performed during the corresponding period in 2006. Offsetting the effect of the higher exploration costs in 2005 was a $20,000 property payment for the Bruner/Vernal made in the quarter ended August 31, 2006. In 2005, the $20,000 payment under the agreement was not made until September 2005. General and administrative costs decreased to $20,797 in 2006 from $37,216 in 2005 primarily due to an increase in professional fee related to the filing of the Company’s SB-2 registration statement in 2005.

Liquidity and Capital Resources

We had cash of $3,238,500 as of August 31, 2006. We anticipate that we will incur the following through the next twelve months:

•	$20,000 in connection with property option payments for the Bruner and Vernal properties and $400,000 in exploration expenditures of the Company’s properties;

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2006 was $24,524 compared to $149,857 during the three months ended August 31, 2005. The decrease in cash used in the current quarter was largely due to a decrease in the net loss in 2006 ($27,004) compared to 2005 ($148,023). There were no financing activities for either the three months ended August 31, 2006 or 2005. During the quarter ended August 31, 2005, the Company purchased $4,193 of office furniture while no investing activities took place in 2006.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,053,665 for the period from June 1, 2000 (inception of exploration state) to August 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 9, 2006 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale President, Chief Executive Officer, Secretary and Treasurer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Robert Coale, President, Chief Executive Officer, Secretary, and Treasurer of Patriot Gold Corp. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4 I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such disclosure control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (in the case of an annual report, the fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Dated: October 9, 2006

/s/ Robert Coale ---------------------- Robert Coale, President, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

18

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert Coale, President, Chief Executive Officer, Secretary, and Treasurer of Patriot Gold Corp. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarter ended August 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 9, 2006 /s/ Robert Coale --------------------- Robert Coale President, Chief Executive Officer, Secretary, and Treasurer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

End of Filing