Form 10QSB
period 2006-11-30
PATRIOT GOLD CORP
filed 2007-01-12
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,279,400 shares of common stock, $0.001 par value, issued and outstanding as of January 12, 2007.

Transitional Small Business Disclosure Format (elect one) [	] Yes ☒ No

Item 1. Financial Statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2006	2006

ASSETS:
Current Assets:
Cash	$3,192,523	$3,263,024
GST Receivable	-	2,538
Prepaid expenses	47,000	32,000

Total Current Assets	3,239,523	3,297,562

Office Equipment, Net	2,448	3,146

Total Assets	$3,241,971	$3,300,708

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$18,471	$1,563

Total Current Assets	18,471	1,563

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at November 30, 2006 and May 31, 2006	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,279,400 shares at
November 30, 2006 and May 31, 2006	26,279	26,279
Paid-In Capital	26,445,070	26,435,970
Subscription Receivable	(79,000)	(79,000)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,111,406)	(23,026,661)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,223,500	3,299,145

Total Liabilities and Stockholders’ Equity	$3,241,971	$3,300,708

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		June 1, 2000
	Ended		Ended		Inception of
	November 30,		November 30,		Exploration
	2006	2005	2006	2005	State

Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	12,400	46,634	51,003	178,552	1,617,128
General & Administrative	77,468	33,245	98,265	70,461	21,717,574

Net Loss from Operations	(89,868)	(79,879)	(149,268)	(249,013)	(23,334,702)

Other Income (Expense)
Interest, Net	32,127	22,521	64,550	46,100	234,591
Currency Exchange	-	5	(27)	(2,463)	(11,295)

Net Loss	$(57,741)	$(57,353)	$(84,745)	$(205,376)	$(23,111,406)

Basic & Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding	26,279,400	29,279,400	26,279,400	29,279,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2006	2005	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(84,745)	$(205,376)	$(23,111,406)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	9,100	—	4,987,984
Common Stock Issued for Services	—	—	16,267,500
Depreciation	698	349	1,745
Change in Operating Assets and Liabilities:
(Increase) Decrease in GST Receivable	2,538	(1,135)	-
(Increase) Decrease in Prepaid Expenses	(15,000)	—	(47,000)
Increase (Decrease) in Accounts Payable	16,908	(21,940)	12,228

Net Cash Used in Operating Activities	(70,501)	(228,102)	(1,888,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	(4,193)	(4,193)

Net Cash Used in Investing Activities	—	(4,193)	(4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(70,501)	(232,295)	3,192,523
Cash and Cash Equivalents at Beginning of Period	3,263,024	3,543,748	—

Cash and Cash Equivalents at End of Period	$3,192,523	$3,311,453	$3,192,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded at May 31, 2006. The vesting period for some of these options is up to three years. As a result, the unvested portions of the options have been revalued at November 30, 2006 resulting in an additional option expense of $9,100 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and November 30, 2006.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006 has been omitted. The results of operations for the three and six-month period ended November 30, 2006 is not necessary indicative of results for the entire year ending May 31, 2007.

Nature of Operations

The Company has no products or services as of November 30, 2006. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,111,406 for the period from June 1, 2000 (inception of exploration state) to November 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. Depreciation expense of $698 was charged to general and administrative expenses during the six-months ended November 30, 2006 (2005 - $349).

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

The Company’s primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the six-month period ended November 30, 2006 the Company recognized a transaction loss of $27 (2005 - $2,463).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for November 30, 2006 and 2005 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the three or six-months ended November 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the three or six-months ended November 30, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and six-months ended November 30, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at November 30, 2006 and 2005.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options. As a result of amortizing and revaluing common stock option expense for unvested options granted in the year ended May 31, 2006, an additional $9,100 in stock-based compensation has been recognized in the Statement of Operations at November 30, 2006.

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

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended November 30, 2006 and 2005.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of November 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Commencing November 2005 pursuant to the agreement the Company began paying Robert Coale $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company. The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice. For the six-months ended November 30, 2006, the Company paid $15,000 (2005 - $2,500) pursuant to this agreement.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of November 30, 2006, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of November 30, 2006, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three or six-months ended November 30, 2006 or 2005.

The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	456,000	435,000	$0.24
Options granted	-	-	-
Options cancelled	50,000	(50,000)	$0.05
Options exercised	-	-	-

Balance, November 30, 2006	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2006:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-

Balance, November 30, 2006	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2006:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	6.58	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	9.25	$0.25	333,333	$0.25
$ 0.80	5,000	6.67	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	6.67	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	718,333	$ 0.26

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of November 30, 2006:

Warrants Outstanding
Balance, May 31, 2006	4,856,000
Warrants granted	-
Warrants expired	(1,400,000)
Warrants exercised	-

Balance, November 30, 2006	3,456,000

The following table lists the common share warrants outstanding at November 30, 2006. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	3.00	864,000	$ 1.40
864,000	$ 1.45	3.00	864,000	$ 1.45
864,000	$ 1.50	3.00	864,000	$ 1.50
864,000	$ 1.55	3.00	-	$ 1.55

3,456,000			2,592,000

NOTE 6 - STOCK SPLIT

On November 17, 2006, the Company held a special meeting (the “Meeting”) of the shareholders, pursuant to a proxy statement that it filed with the Securities and Exchange Commission and that it had furnished to holders of record of the outstanding shares of its common stock as of October 20, 2006. At the Meeting, the Board of Directors received approval from a majority of the Company’s shareholders of the following matters: (1) grant of discretionary authority to the Board of Directors to implement either of the following: (a) a reverse stock split of the common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the reverse split to be determined by the Board of Directors, or (b) a forward stock split of the common stock on the basis of up to three post-split shares for each one pre-split share to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the forward split to be determined by the Board of Directors; and (3) the increase of the number of authorized shares of the common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares, par value $0.001, should the Board of Directors implement a forward stock split as previously described. Our Directors believe that shareholder approval of a range for the exchange ratio of the reverse or forward splits (as contrasted with approval of a specified ratio of the split) provides the Board of Directors with maximum flexibility to achieve the purposes of a stock split, and, therefore, is in the best interests of our shareholders. The actual ratio for implementation of the reverse or forward split would be determined by our Board based upon its evaluation as to what ratio of pre-split shares to post-split shares would be most advantageous to our shareholders. Our Board of Directors also believes that, should it determine to implement a forward stock split as described above, it would be necessary to increase the number of authorized shares of common stock in order to provide the Company with the flexibility to issue common stock without further action by the Company’s stockholders. As of the date of this report, the Board of Directors has not yet decided on what action, if any, to take.

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

General

The Company was incorporated under the laws of the State of Nevada on November 30, 1998. The Company operated from incorporation through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations. On June 11, 2003, the Company changed its name to Patriot Gold Corp. and become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration stage. Upon location of a commercial minable reserve, the Company expects to actively pursue development alternatives.

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

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Evaluation of the results is still on-going. However, the Company does not currently have any plans to complete an exploration program on the Bruner property in 2007.

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

A study of all drilling results at the Moss Property indicates a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes. An example from our drilling tested the vein over a vertical extent of 300 feet. In this example the gold content nearly doubles between AR-5 and AR-23.

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

The first portion of this expanded drilling program was expected to be completed by the fall of 2005. However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005. This follow-up drilling has not yet been completed. In March 2006 the Board approved a $300,000 exploration program for the Moss Property. The budgeted exploration program includes approximately 2500 feet of core drilling. The goal of the program is to test the existence of high grade gold and silver mineralization at depth. The drill program began in November 2006 and currently the Company has scheduled the completion of this expanded phase of drilling to be concluded by mid-2007.

Results of Operations

We did not earn any revenues during the three or six-months ended November 30, 2006 or 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended November 30, 2006, we incurred a net loss of $84,745 compared to a net loss of $205,376 for the comparative period in 2005. Our year to date net loss for 2006 has decreased over 2005 largely due to lower exploration costs. During the six-months ended November 30, 2005, a portion of drill programs was undertaken at both the Bruner and Moss properties. In 2006, the only exploration program costs relate to planning and mobilization expenses for the drill program at Moss where drilling began in December 2006. Partially offsetting the effect of lower exploration costs in 2006 was a $20,000 property payment for the Bruner/Vernal Property made in July 2006. In 2005, the $20,000 payment under the agreement was not made until September 2005. General and administrative costs increased to $98,265 in 2006 from $70,461 in 2005 primarily due the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006. Partially offsetting these costs were higher professional fees in 2005 related to the filing of the Company’s SB-2 registration statement in 2005 which was filed for the last time on July 5, 2005.

During the three months ended November 30, 2006 we incurred a net loss of $57,741 compared to a net loss of $57,353 for the comparative period in 2005. Although the loss from quarter to quarter was similar, the components of the loss were different. Mining costs decreased to $12,400 in 2006 from $46,634 in 2005. During the quarter ended November 30, 2005, a portion of a drill program was undertaken at both the Bruner and Moss properties. In 2006, the only exploration program costs relate to planning and mobilization expenses for the drill program at Moss where drilling began in December 2006. General and administrative costs increased to $77,468 in 2006 from $33,245 in 2005 primarily due to due the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006.

Liquidity and Capital Resources

We had cash of $3,192,523 as of November 30, 2006. We anticipate that we will incur the following through the next twelve months:

•	$20,000 in connection with property option payments for the Bruner and Vernal properties and $400,000 in exploration expenditures of the Company’s properties;

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2006 was $70,501 compared to $228,102 during the six months ended November 30, 2005. The decrease in cash used in the current period was largely due to a decrease in the net loss in 2006 ($84,745) compared to 2005 ($205,376). There were no financing activities for either the six months ended November 30, 2006 or 2005. During the six-months ended November 30, 2005, the Company purchased $4,193 of office furniture while no investing activities took place in 2006.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,111,406 for the period from June 1, 2000 (inception of exploration state) to November 30, 2006, and has no sales. The future of the

Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

On November 17, 2006, the Company held a special meeting (the “Meeting”) of the shareholders, pursuant to a proxy statement that it filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock as of October 20, 2006. At the Meeting, approximately 62% of the

Company’s shareholders voting at the Meeting granted discretionary authority to the Board of Directors to implement either of the following: (a) a reverse stock split of the common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the reverse split to be determined by the Board of Directors, or (b) a forward stock split of the common stock on the basis of up to three post-split shares for each one pre-split share to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the forward split to be determined by the Board of Directors. Such shareholders also granted authority to the Board of Directors to increase the number of authorized shares of the common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares, par value $0.001, should the Board of Directors implement a forward stock split as previously described. Further information regarding the Meeting is available on the Company’s Current Report on Form 8-K dated November 17, 2006 and filed with the Securities and Exchange Commission on November 21, 2006.

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

Date:	January 12, 2007

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

Dated: January 12, 2007

/s/ Robert Coale

Robert Coale, President,

Chief Executive Officer,

Secretary and Treasurer

(Principal Executive Officer and

Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert Coale, President, Chief Executive Officer, Secretary, and Treasurer of Patriot Gold Corp. (the “Company”), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarter ended November 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 12, 2007

/s/ Robert Coale

Robert Coale

President, Chief Executive Officer,

Secretary, and Treasurer

(Principal Executive Officer and

Principal Financial Officer)

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