Form 10QSB
period 2007-02-28
PATRIOT GOLD CORP
filed 2007-04-12
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of April 11, 2007.

Transitional Small Business Disclosure Format (elect one) [	] Yes ☒ No

Page

PART I - Financial Information	3
Item 1. Financial Statements	3
Balance Sheets February 28, 2007 (unaudited), and May 31, 2006 (audited)	3
Statements of Operations for the three and nine-month periods ended February 28, 2007 and 2006, and for the period from inception on June 1, 2000 to February 28, 2007.	4
Statements of Cash Flows for the nine-month periods ended February 28, 2007 and 2006, and for the period from inception on June 1, 2000 to February 28, 2007.	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3 Controls and Procedures	20
PART II – Other Information	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	21
Item 6. Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2007	2006

ASSETS:
Current Assets:
Cash	$3,044,500	$3,263,024
GST Receivable	-	2,538
Prepaid Expenses	11,000	32,000

Total Current Assets	3,055,500	3,297,562
Office Equipment, Net	2,099	3,146

Total Assets	$3,057,599	$3,300,708

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,530	$1,563

Total Liabilities	9,530	1,563

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 28, 2007 and May 31, 2006	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
February 28, 2007 (26,279,400 at May 31, 2006)	26,224	26,279
Paid-In Capital	26,370,919	26,435,970
Subscription Receivable	-	(79,000)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,291,631)	(23,026,661)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,048,069	3,299,145

Total Liabilities and Stockholders’ Equity	$3,057,599	$3,300,708

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 28,	February 28,	February 28,	February 28,	Exploration
	2007	2006	2007	2006	State

Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	178,064	5,262	229,067	183,814	1,795,192
General & Administrative	31,846	26,162	130,111	96,623	21,749,420

Net Loss from Operations	(209,910)	(31,424)	(359,178)	(280,437)	(23,544,612)

Other Income (Expense)
Interest	29,679	21,071	94,229	67,171	264,270
Currency Exchange	6	(88)	(21)	(2,551)	(11,289)

Net Other Income (Expense)	29,685	20,983	94,208	64,620	252,981
Net Loss	$(180,225)	$(10,441)	$(264,970)	$(215,817)	$(23,291,631)

Basic & Diluted loss per
Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighed Average Shares
Outstanding	26,267,789	29,279,400	26,275,572	29,279,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2007	2006	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(264,970)	$(215,817)	$(23,291,631)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	13,894	—	4,992,778
Common Stock Issued for Services	—	—	16,267,500
Depreciation	1,047	698	2,094
Change in Operating Assets and Liabilities:
(Increase) Decrease in GST Receivable	2,538	(1,670)	-
(Increase) Decrease in Prepaid Expenses	21,000	3,000	(11,000)
Increase (Decrease) in Accounts Payable	7,967	(34,253)	3,287

Net Cash Used in Operating Activities	(218,524)	(248,042)	(2,036,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	(4,193)	(4,193)

Net Cash Used in Investing Activities	—	(4,193)	(4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(218,524)	(252,235)	3,044,500
Cash and Cash Equivalents at Beginning of Period	3,263,024	3,543,748	—

Cash and Cash Equivalents at End of Period	$3,044,500	$3,291,513	$3,044,500

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,	February 28,	Exploration
	2007	2006	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of subscriptions receivable with the cancellation of shares (Note 5)	$79,000	$—	$79,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded at May 31, 2006. The vesting period for some of these options is up to three years. As a result, the unvested portions of the options have been revalued at February 28, 2007 resulting in an additional option expense of $13,894 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and February 28, 2007.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2006 has been omitted. The results of operations for the three and nine-month period ended February 28, 2007 is not necessary indicative of results for the entire year ending May 31, 2007.

Nature of Operations

The Company has no products or services as of February 28, 2007. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,291,631 for the period from June 1, 2000 (inception of exploration state) to February 28, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties. Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years. Depreciation expense of $1,047 was charged to general and administrative expenses during the nine-months ended February 28, 2007 (2006 - $698).

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

The Company's primary functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income. For the nine-month period ended February 28, 2007 the Company recognized a transaction loss of $21 (2006 - $2,551).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 28, 2007 and 2006 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the three or nine-months ended February 28, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the three or nine-months ended February 28, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and nine-months ended February 28, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at February 28, 2007 and 2006.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options. As a result of amortizing and revaluing common stock option expense for unvested options granted in the year ended May 31, 2006, an additional $13,894 in stock-based compensation has been recognized in the Statement of Operations at February 28, 2007.

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

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. There was no advertising expense for the periods ended February 28, 2007 and 2006.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of February 28, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Commencing November 2005 pursuant to the agreement the Company began paying Robert Coale $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company. The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice. For the nine-months ended February 28, 2007, the Company paid $22,500 (2006 - $10,000) pursuant to this agreement.

During the quarter ended February 28, 2007, the Company paid $6,000 to one of its Directors for geological services for the Moss Property.

NOTE 5 – ISSUED SHARES

During the quarter ended February 28, 2007 the Company settled the outstanding balance of its Subscriptions Receivable of $79,000. The two shareholders returned the underlying 55,000 shares of common stock to the Company in settlement of the balance of $79,000. The shares were then cancelled by the Company.

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 - STOCK OPTIONS / WARRANTS

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of February 28, 2007, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. As of February 28, 2007, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three or nine-months ended February, 2007 or 2006.

The following table sets forth the options outstanding under the 2003 Plan as of February 28, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	456,000	435,000	$0.24
Options granted	-	-	-
Options cancelled	50,000	(50,000)	$0.05
Options exercised	-	-	-

Balance, February 28, 2007	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of February 28, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-

Balance, February 28, 2007	1,000,000	1,000,000	$0.25

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 - STOCK OPTIONS / WARRANTS (continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at February 28, 2007:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	6.33	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	9.00	$ 0.25	333,333	$ 0.25
$ 0.80	5,000	6.42	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	6.42	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	718,333	$ 0.26

The following table sets forth common share purchase warrants outstanding as of February 28, 2007:

Warrants Outstanding
Balance, May 31, 2006	4,856,000
Warrants granted	-
Warrants expired	(1,400,000)
Warrants exercised	-

Balance, February 28, 2007	3,456,000

The following table lists the common share warrants outstanding at February 28, 2007. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.75	864,000	$ 1.40
864,000	$ 1.45	2.75	864,000	$ 1.45
864,000	$ 1.50	2.75	864,000	$ 1.50
864,000	$ 1.55	2.75	-	$ 1.55

3,456,000			2,592,000

PATRIOT GOLD CORP.

(An Exploration State Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7 - STOCK SPLIT

On November 17, 2006, the Company held a special meeting (the "Meeting") of the shareholders, pursuant to a proxy statement that it filed with the Securities and Exchange Commission and that it had furnished to holders of record of the outstanding shares of its common stock as of October 20, 2006. At the Meeting, the Board of Directors received approval from a majority of the Company’s shareholders of the following matters: (1) grant of discretionary authority to the Board of Directors to implement either of the following: (a) a reverse stock split of the common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the reverse split to be determined by the Board of Directors, or (b) a forward stock split of the common stock on the basis of up to three post-split shares for each one pre-split share to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the forward split to be determined by the Board of Directors; and (3) the increase of the number of authorized shares of the common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares, par value $0.001, should the Board of Directors implement a forward stock split as previously described. Our Directors believe that shareholder approval of a range for the exchange ratio of the reverse or forward splits (as contrasted with approval of a specified ratio of the split) provides the Board of Directors with maximum flexibility to achieve the purposes of a stock split, and, therefore, is in the best interests of our shareholders. The actual ratio for implementation of the reverse or forward split would be determined by our Board based upon its evaluation as to what ratio of pre-split shares to post-split shares would be most advantageous to our shareholders. Our Board of Directors also believes that, should it determine to implement a forward stock split as described above, it would be necessary to increase the number of authorized shares of common stock in order to provide the Company with the flexibility to issue common stock without further action by the Company's stockholders. As of the date of this report, the Board of Directors has not yet decided on what action, if any, to take.

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

All forward-looking statements speak only as of the date on which they are made. Except as otherwise required by applicable federal securities laws, the Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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
•

rock chip geochemical sampling (sample of soil, rock, silt, water or vegetation) analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold),

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

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner property, including both reverse circulation and core drilling. In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled. Subsequent to the completion of this drill program, the Company has focused its exploration efforts on the Moss Property. The Company does not currently have any plans to complete an exploration program on the Bruner property in 2007.

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

The first portion of this expanded drilling program was expected to be completed by the fall of 2005. However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005. However, this follow-up drilling was delayed. In March 2006 the Board approved a $300,000 exploration program for the Moss Property. The budgeted exploration program includes approximately 2,500 feet of core drilling. The goal of the program is to test the existence of high grade gold and silver mineralization at depth. The drill program began in December 2006 and was completed in February 2007. The Company is currently awaiting final assay and report results.

Results of Operations

We did not earn any revenues during the three or nine-months ended February 28, 2007 or 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended February 28, 2007, we incurred a net loss of $264,970 compared to a net loss of $215,817 for the comparative period in 2006. Our year to date net loss for 2007 has increased over 2006 largely due to higher exploration costs, and higher general and administrative costs offset by higher interest earned in 2007 compared to 2006. During the nine-months ended February 28, 2006, a portion of drill programs was incurred at both the Bruner and Moss properties. In 2007, there was only one drill program underway which was at the Moss Property but the amount incurred in 2007 on the single program exceeded the amount expended on the two programs in 2006. The current year’s drill program on the Moss Property began in December 2006 and concluded in February 2007. General and administrative costs increased to $130,111 in 2007 from $96,623 in 2006 primarily due to $13,894 in stock-based compensation recognized in 2007 and due to the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006. Partially offsetting these costs were higher professional fees in 2006 related to the filing of the Company’s SB-2 registration statement in 2006 which was filed for the last time on July 5, 2005. There was no stock-based compensation recognized in 2006.

During the three months ended February 28, 2007 we incurred a net loss of $180,225 compared to a net loss of $10,441 for the comparative period in 2006. The increase in the quarterly loss was due to increased exploration costs. In 2007, the majority of the Moss Property drill program took place during the current quarter. In 2006, the drill programs on the Bruner and the Moss were both completed in the second quarter so very few exploration expenses were incurred for the three months ended February 28, 2006. General and administrative costs were consistent between 2007 and 2006.

Liquidity and Capital Resources

We had cash of $3,044,500 as of February 28, 2007. We anticipate that we will incur the following through the next twelve months:

•	$20,000 in connection with property option payments for the Bruner and Vernal properties and $50,000 in connection with exploration expenditures of the Company’s properties;

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2007 was $218,524 compared to $248,042 during the nine months ended February 28, 2006. Even though the net loss increased in 2007 ($264,970) compared to 2006 ($215,817) cash used in operations decreased partially due to non-cash stock-based compensation of $13,894 being recognized in 2007 while none was recognized in 2006. Also, working capital inflows of $31,505 occurred in 2007 while working capital outflows of $32,923 took place in 2006. The main reason for the difference in working capital cash flows was that in 2007 the Company recovered $21,000 from prepaid expenses while in 2006 $34,253 from the payment of accounts payable was incurred. There were no financing activities for either of the nine months ended February 28, 2007 or 2006. During the nine-months ended February 28, 2006, the Company purchased $4,193 of office furniture while no investing activities took place in 2007.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,291,631 for the period from June 1, 2000 (inception of exploration state) to February 28, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

No matter was submitted to a vote of the Company’s security holders during the fiscal quarter ended February 28, 2007.

Item 5. Other information.

During the quarter ended February 28, 2007 the Company cancelled an aggregate of 55,000 shares of its common stock that had been issued to two shareholders in December 2003 and April 2004. Such shares were cancelled because the holders of such shares had not paid to the Company the purchase price that was to be paid in consideration for such shares, which in the aggregate amounted to $79,000. The Company and such shareholders agreed that the Company would release such shareholders from their obligation to pay the purchase price of the shares and that the shares would be cancelled in exchange therefor.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31.1 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:	April 11, 2007

PATRIOT GOLD CORP.

By: /s/ Robert Coale

Robert Coale

President, Chief Executive

Officer, Secretary and Treasurer

(Principal Executive Officer and

Principal Financial Officer)