Form 10KSB
period 2007-05-31
PATRIOT GOLD CORP
filed 2007-08-29
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[	] Yes	☒ No

Revenues for fiscal year ended May 31, 2007 were $0.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 24, 2007 (a date within the past 60 days) was $1,820,196.

The number of shares of the issuer’s Common Stock outstanding as of August 24, 2007 is 26,224,400.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

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

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration state and are undertaking exploration programs in Arizona and Nevada.

History

We were incorporated in the State of Nevada on November 30, 1998. We were originally organized to engage in the business of breeding, raising and marketing ostriches, ostrich meat and ostrich by-products to the wholesale and retail markets. We operated from November 30, 1998 through approximately May 31, 2000 when we ceased all operations due to lack of capital.

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

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and Director and to Mr. Robert Sibthorpe who is a director of the Company. In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

Also on March 10, 2006, the Registrant entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000. The purchased share were returned to treasury and cancelled.

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

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds. The private placement we closed in November 2003 generated an additional $1,080,000 in gross proceeds. Also, $2,060,825 and $1,597,500 during the years ended May 31, 2004 and 2005, respectively, was obtained from the exercise of stock options issued under the Company’s 2003 stock option plan. There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2007. With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. If we were to develop any of our properties beyond the exploration activities currently being undertaken by the Company, we would need to raise further funding. If additional funding is required, management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurances that management would be successful in its attempt to raise the additional funds.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

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

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Permits for drilling at the Moss Property (see below Item 2, entitled “Properties”) have been obtained from the Arizona Department of Water Resources, Phoenix, Arizona. The “Intention to Drill Wells” permits were issued February 5, 2004.

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004 and completed the program in March 2005. This approval will be relied upon by the Company for its planned drilling program for the Bruner property later in 2007.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries and we are not part of a group.

Factors that May Affect Future Results

1. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to May 31, 2008, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our respective agreements with MinQuest, we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments to MinQuest or incur the required expenditures in accordance with the respective property option agreements we will lose our option to purchase the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

3. Because of our reliance on MinQuest our operations would be severely impacted should our relationship with MinQuest be terminated for any reason.

A portion of our Moss property was acquired from MinQuest and we optioned the Bruner and Vernal properties from MinQuest. In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest. As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason. To date, there have not been any conflicts between the Company and MinQuest.

4. Because our Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

All of our Directors and Officers work for other mining and mineral exploration companies. Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services. However, we cannot be certain that a conflict of interest will not arise in the future. To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

5. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Arizona and Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

6. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the initial stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

7. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

8. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

9. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

10. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Coale, our sole officer, provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Coale will not be spending a significant amount of time working for the Company. Mr. Coale expects to expend approximately five hours per week on our business. Later, if the demands of our business require the full business time of Mr. Coale, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Coale to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Coale’s other interests increase. Competing demands on Mr. Coale’s time may lead to a divergence between his interests and the interests of other shareholders.

Risks Related To Legal Uncertainty and Regulations

11. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States, Arizona, and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

Item 2. Description of Properties.

We do not lease or own any real property. We currently maintain our corporate office on a month-to-month basis at an amount of CDN $1,650 per month at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9. Management believes that our office space is suitable for our current needs.

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

Acquisition of Interest

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada, as further described below.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005. On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000. The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties. By July 25, 2007, we were to have spent $375,000 on exploration, and by that date we had spent an aggregate of approximately $280,000 on exploration of the two properties resulting in a shortfall of $95,000. By way of letter agreement dated July 24, 2007 between the Company and MinQuest, MinQuest has agreed to extend the due date of the shortfall of $95,000 at July 25, 2007 until July 25, 2008. We are obligated to spend another $125,000 July 25, 2008. The effect of the change is that the Company is now obligated to incur $220,000 by July 25, 2008.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes and the results are encouraging enough that additional drilling was conducted.

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

The Board of Directors has approved a 2007 exploration budget of approximately $120,000 for the Bruner Property. The program will include a 3-hole, 3,000 feet, RC drill program. The goal of this program is to follow up on the previous results from the programs completed in 2005. Planning for this program is currently ongoing.

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

Geological Exploration Program

In July 2003, members of our Board of Directors and geology team made an onsite inspection of Vernal. At the Vernal Property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed. In March 2005, we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service. As a result of the Company not having immediate plans to conduct drilling on the Vernal Property in 2005, the Company stopped the permitting process before receiving permits for the Vernal Property.

Our exploration of the Vernal Property to date has consisted of geologic mapping and rock chip geochemical sampling. The Board of Directors has approved a budget of approximately $55,000 (including the refundable bond of $15,000) for the Vernal Property. The program will include trenching and mapping. Permitting for this program is currently ongoing.

Moss Property

24
19
20
21
25
30
29
28
R21W
R20W
T20N
Bullhead City 9 miles
Patriot Controlled Land
Patented Claim
Unpatented Claim
North
PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona
0
1000
Feet

Moss Property

The Moss Property consists of 63 unpatented claims and 15 patented claims located in the Oatman District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

Acquisition of Interest

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff. The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 62 unpatented mining claims that were acquired from MinQuest. On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004. A three percent NSR production royalty is retained by MinQuest.

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

In October 2003, our director Robert Sibthorpe (who is a geologist by training) had evaluated the proposal for the purchase of the Williams Property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up. In November 2003 we executed a letter of intent to purchase a 100% interest in Williams Property owned by the extended family. This property is unrelated to and separate from the MinQuest Claims. The sellers delivered to us all information in their possession regarding the Williams Property. During the six-month period after the signing of the letter of intent we had the right to conduct our due diligence on the Williams Property and if we decided not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associated with the purchase of the Williams Property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the Williams Property, doing so would give us full rights to begin mining operations.

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

The drilling was conducted throughout the spring and early summer of 2004, and in June 2004, Mr. Sibthorpe wrote a report incorporating the results of the drill program which encouraged us to pursue the project. Also in June 2004, Mr. Kern sent a memo to the Company regarding the potential at the Williams property. Mr. Kern’s recommendation was that we should proceed with the purchase of the Williams Property.

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

An expanded program of drilling began in April 2005, and was expected to be completed by May 2006. Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We planned to drill 10 to 15 holes. The depths of these holes were to have ranged from 500 to 1,300 feet. The program budget for this program was $643,700.

The first portion of this expanded drilling program was expected to be completed by the fall of 2005. However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock. We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005. The remainder of the program was completed when the Company completed 6 core holes from November 2006 to February 2007 for a total drilled amount drilled of 3,917 feet. The exploration program failed to find higher grades but it did show that the vein system continues to at least 800 feet below the surface and appears to be thickening.

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

The Company will submit core samples to a laboratory in September 2007 where leach testing will be conducted. The results of these tests will determine the next phase of the exploration of the Moss Property.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s properties are not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the National Association of Securities Dealers Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.OB.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2007 and May 31, 2006:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2007	Fourth Quarter	$0.21	$0.09
	Third Quarter	$0.17	$0.09
	Second Quarter	$0.23	$0.06
	First Quarter	$0.26	$0.11
2006	Fourth Quarter	$0.30	$0.21
	Third Quarter	$0.41	$0.19
	Second Quarter	$0.58	$0.36
	First Quarter	$0.60	$0.34

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 24, 2007, there were approximately 75 holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2007, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan	5,546,000	(1)	$0.26	506,000
2005 Stock Option Plan	2,000,000		$0.25	1,000,000
Share Purchase Warrants	3,456,000		$1.48	N/A

(1)           Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2007, there were a total of 5,040,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share. There were also a total of 1,000,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

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

None during the fiscal year ended May 31, 2007.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. We have adequate funding to meet all our obligations on our current projects until at least May 31, 2008.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2008, our objective is to continue to explore the properties subject to our mining claims. The funds in our treasury are sufficient to meet all planned activities as outlined below, with a significant contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending May 31, 2008.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2008.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Bruner and Vernal Projects.

As of May 31, 2007, we have fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects. To May 31, 2007, we made total property option payments of $60,000 and have incurred approximately $280,000 of property expenditures. On July 25, 2007 we made the final property option installment of $20,000. Under the property agreement we were to have spent $375,000 by July 25, 2007 with an additional amount of $125,000 to be spent by July 25, 2008. As of July 25, 2007 there is a shortfall in expenditures of $95,000. The Company’s Board of Directors has approved exploration budgets, net of reclamation bonds, of $120,000 and $40,000 respectively for the Bruner and Vernal properties. Both of these programs are to commence immediately. By way of letter agreement dated July 24, 2007 between the Company and MinQuest, MinQuest has agreed to extend the due date of the current shortfall of $95,000 to July 25, 2008. Therefore, the Company is currently required to incur $220,000 by July 25, 2008. The current exploration programs will address approximately $160,000 of this amount.

Moss Property

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditure.

Results of Operations

The Twelve Months Ended May 31, 2007 compared to the Twelve Months Ended May 31, 2006

The Company had no revenues during the fiscal years ended May 31, 2007 and May 31, 2006 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2007 was $423,488 compared to $401,847 in fiscal 2006. While the total net loss from operations was consistent between the two years, the components of the loss were different. Exploration expenses increased to $250,634 in 2007 from $187,407 in 2006, an increase of $63,227. In 2007, the Company undertook a drill program on the Moss while the majority of the costs for the previous Moss drill program were incurred at the end of fiscal 2005 resulting in only a small portion of exploration costs being incurred in the twelve months ended May 31, 2006. Partially offsetting the increased spending on the Moss property in 2007 was a large reduction in spending on the Bruner property. Other than making the required property option payment, the Company did not incur any significant expenditures related to the Bruner or Vernal properties in the twelve months ended May 31, 2007. The previous drill program on the Bruner property began in fiscal 2005 and concluded in the first portion of fiscal 2006. As a result, in the twelve months ended May 31, 2006, the Company incurred exploration costs relating to the Bruner property.

General and administrative expenses were $172,854 in 2007 compared to $214,440 in 2006, a decrease of $41,586. The decrease was largely due to the recognition in 2006 of $86,483 in stock-based compensation relating to stock options granted during 2006. No stock options were granted in 2007 but $26,611 in stock-based compensation was recognized in 2007 relating to the revaluation and amortization of unvested stock options from the 2006 grant. Partially offsetting the effect of lower stock-based compensation in 2007 was higher management fees paid to the

Company’s President. He began receiving $2,500 a month in November 2005 so for fiscal 2006 he received $17,500 while he received $30,000 for 2007.

Interest income increased from $102,921 in 2006 to $127,059 in 2007. The increase is largely due to an increase in interest rates on invested cash balances.

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

Liquidity and capital resources

We had total assets of $3,032,552 at May 31, 2007 consisting of cash of $3,029,331, prepaid expenses of $1,472 and net office equipment of $1,749. We have total liabilities of $2,084 at May 31, 2007 all of which are current liabilities consisting of accounts payable.

We anticipate that we will incur the following to May 31, 2008:

-	$20,000 in connection with property option payments under the Company’s Bruner and Vernal option agreement. This amount was paid on July 25, 2007;

-	$236,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$155,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $233,693 for the year ended May 31, 2007 while it was $246,531 for 2006. While cash used in operations was consistent between 2007 and 2006, the components were different. The loss in 2007 was $295,288 compared to $290,042 in 2006. Included in the losses for 2007 and 2006 was $26,611 and $86,483 respectively of stock-based compensation. Cash inflows of $30,528 relating to the recovery of prepaid expenses occurred in 2007 while an outflow of $44,481 from the paying down of accounts payable took place in 2006.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A-1 warrants are exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for a period of three years at an exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for a period of two years at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

There were no investing or financing activities in 2007. In 2006, the Company redeemed 3,000,000 common shares owned by its former president for $30,000. Investing activities in 2006 consisted of the purchase of office equipment of $4,193.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2008, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 8B.	Other Information.

None

PART II

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and Director	67	June 23, 2003(1)
Robert A. Sibthorpe	Director	57	June 23, 2003
Duncan Budge	Director	56	October 13, 2005

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On October 13, 2005, Mr. Ronald Blomkamp resigned as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary. On that date, Mr. Coale was appointed to the positions vacated by Mr. Blomkamp and Mr. Budge was appointed as a Director of the Company.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and our Chairman, President, and Chief Executive and Operating Officer and Secretary since October 2005. Since April 2004 he has also been the Chairman, President, and Chief Executive and Operating Officer and Secretary of Giant Oil & Gas Inc., a publicly traded natural gas exploration company. He is a Professional Engineer with two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) and an MBA from the University of Minnesota (1982). He has over 40 years of resource related business and management experience. Mr. Coale is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.

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

Duncan Budge has served on our Board of Directors since October 2005. He is a professional accountant who since 2001 has worked as an independent financial consultant to firms in a variety of industries. He owned and operated his own Chartered Accounting firm from 1990 to 2001 until his retirement. Mr. Budge has a Bachelor of Commerce degree from the University of British Columbia and obtained his Chartered Accountant designation in 1977. Subsequent to his retirement in 2001, Mr. Budge resigned his Chartered Accountant designation. Mr. Budge does not currently hold a Chartered Accountant designation but is in the process of renewing his designation. Mr. Budge is also on the Board of Directors of Strata Oil & Gas Inc., Giant Oil & Gas Inc., and Liberty Petroleum Inc., all of which are publicly traded oil and gas exploration companies.

There are no family relationships among our directors or officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it. Other than the Shareholders Agreement among Mr. Coale and Mr. Sibthorpe which is discussed below, there are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the most recent fiscal year, none of the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act has failed to file such forms on a timely basis.

Code of Ethics.

The Company has not adopted a Code of Ethics.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2007, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 10.	Executive Compensation.

Summary Compensation

Since November 1, 2005, we have paid $2,500 per month to Mr. Robert Coale, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director, pursuant to a service agreement dated of such date. The service agreement shall be for an indefinite term, cancellable in writing by either party with 30 days written notice. For the year ended May 31, 2007, the Company paid $30,000 pursuant to this agreement. For the year ended May 31, 2006, the Company paid $17,500 pursuant to this agreement. The agreement has indefinite term but can be cancelled by either party with 30 days written notice. The agreement does not provide for severance or termination benefits of any kind. We have no other officers.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2007, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2007 and whose total compensation during the fiscal year ended May 31, 2007 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2007 and whose total compensation during the fiscal year ended May 31, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Robert Coale(1)	2007	30,000	0	0	0	0	0	0	30,000
	2006	17,500	0	0	200,000	0	0	0	17,500

(1) Mr. Coale is our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and Director. He is our only officer.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Mark- et Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Robert Coale	100,000(1)	0	0	0.05	__	0	0	0	0
	66,667(2)	133,333(2)	0	0.25	__	0	0	0	0

(1) On June 23, 2003 Mr. Coale was granted the right to purchase an aggregate of 100,000 common shares at an exercise price of $0.05 per option pursuant to the 2003 Stock Option Plan. These options have fully vested.

(2) On March 10, 2006, Mr. Coale was granted the right to purchase an additional 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan. The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009.

Compensation of Directors

Except as described above under the section entitled “Summary Compensation,” none of our directors received any compensation during the fiscal year ended May 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table lists, as of August 24, 2007, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,224,400 shares of Common Stock which are issued and outstanding as of August 24, 2007. Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Almir Ramic	1,730,000	(1)	6.3%
Colin Bruce Worth	1,600,000	(2)	5.8%
Robert A. Sibthorpe	3,400,000	(3)	12.8%
Robert D. Coale	3,300,000	(4)	12.4%
Duncan Budge	100,000	(5)	--
Directors and Officers as a Group (3 individuals)	6,800,000		25.2%

(1)

Includes 1,280,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. Because we may accelerate the exercise date of the warrants issued in the November 2003 private placement, such warrants are included in Mr. Ramic’s beneficial ownership.

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

(5)	Includes 100,000 options pursuant to the 2005 Stock Option Plan to purchase common stock at a purchase price of $0.25 per share.

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

Buyback Agreements

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director and to Mr. Robert Sibthorpe who is a director of the Company. In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into a Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is set forth above under Part II, Item 5.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, who is our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016. In consideration therefor, Mr. Coale and our company entered into a Buy-Back Option Agreement, pursuant to which Mr. Coale granted to our company the option to purchase all or any portion of the 3,000,000 shares of our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

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

Also on March 10, 2006, we entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000. The 3,000,000 common shares purchased from Mr. Blomkamp were cancelled by the Company.

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

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan. (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. (6)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and Patriot Gold Corporation (attached hereto)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.

(2) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(3) Previously filed as exhibits to the Company’s May 31, 2003 Form 10-KSB submitted to the SEC on August 26, 2003.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 on May 30, 2003, SEC File Number 333-105691, as amended by the Company’s Post-Effective Amendment of Form S-8 filed on September 23, 2003.

(5) Previously filed as an exhibit to the Company’s August 31, 2003 Form 10-QSB submitted to the SEC on October 14, 2003.

(6) Previously filed with the Company’s registration statement on Form SB-2, Registration No. 333-112424, submitted to the SEC on February 2, 2004.

(7) Previously filed as an exhibit to the Company’s February 29, 2004 Form 10-QSB submitted to the SEC on April 9, 2004.

(8) Previously filed with the amendment No. 2 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on July 16, 2004.

(9) Previously filed with the amendment No. 3 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on October 6, 2004.

(10) Previously filed with the amendment No. 4 to the Company’s registration statement on Form SB-2/A, Registration No. 333-112424, submitted to the SEC on December 27, 2004.

(11) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on November 18, 2005 File Number 333-129840.

(12) Previously filed with the Company’s Form 8-K submitted to the SEC on March 10, 2006.

Item 14.	Principal Accountant and Fees.

Robison Hill & Co. is currently serving as the Company’s principal independent accountant. The accountant’s pre-approved fees billed to the Company are set forth below:

	Fiscal year ended May 31, 2007	Fiscal year ended May 31, 2006
Audit Fees	$25,105	$28,015
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

As of May 31, 2007, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2007 and 2006

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2007 and 2006	F - 2

Statements of Operations for the
Year Ended May 31, 2007 and 2006 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2007	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2007	F - 4

Statements of Cash Flows for the
Year Ended May 31, 2007 and 2006 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2007	F – 11

Notes to Financial Statements	F - 13

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the two years ended May 31, 2007 and 2006 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2007, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended May 31, 2007 and 2006 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

August 20, 2007

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

PATRIOT GOLD CORP.

(An Exploration State Company)

BALANCE SHEETS

	May 31,	May 31,
	2007	2006

ASSETS:
Current Assets:
Cash	$3,029,331	$3,263,024
Prepaid Expense	1,472	32,000
GST Receivables	-	2,538

Total Current Assets	3,030,803	3,297,562
Office Equipment, Net	1,749	3,146

Total Assets	$3,032,552	$3,300,708

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$2,084	$1,563

Total Current Liabilities	2,084	1,563

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2007 and 2006	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
May 31, 2007 (May 31, 2006 – 26,279,400)	26,224	26,279
Paid-In Capital	26,383,636	26,435,970
Subscription Receivable	-	(79,000)
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,321,949)	(23,026,661)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	3,030,468	3,299,145

Total Liabilities and Stockholders’ Equity	$3,032,552	$3,300,708

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2007	2006	State

Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	250,634	187,407	1,816,759
General and Administrative	172,854	214,440	21,792,163

Net Loss from Operations	(423,488)	(401,847)	(23,608,922)

Other Income (Expense)
Interest	127,059	102,921	297,100
Currency Exchange	1,141	8,884	(10,127)

Net Other Income (Expense)	128,200	111,805	286,973

Net Loss	$(295,288)	$(290,042)	$(23,321,949)

Basic and Diluted loss per
Share	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	26,258,455	28,605,427

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance at November 30, 1998
(inception)	—	$—	—	$—	$—	$—	$—	$—	$—

November 30, 1998 Issuance of
Stock for services and payment
of accounts payable	—	—	1,000,000	1,000	—	—	—	—	—

April 1, 1999 Issuance of Stock
for cash pursuant to private
placement	—	—	1,004,000	1,004	49,196	—	—	—	—

Net Loss	—	—	—	—	—	—	—	(38,305)	—
Currency Translation Adjustment	—	—	—	—	—	—	(15,996)	—	—

									—
Balance at May 31, 1999	—	—	2,004,000	2,004	49,196	—	(15,996)	(38,305)	—

Retroactive Adjustment for 1:7.6
Stock Split June 17, 2003	—	—	13,226,400	13,226	(13,226)	—	—	—	—

Restated Balance May 31, 1999	—	—	15,230,400	15,230	35,970	—	(15,996)	(38,305)	—

Net Loss	—	—	—	—	—	—	—	(2,777)	—
Currency Translation Adjustment	—	—	—	—	—	—	(489)	—	—

Balance at May 31, 2000	—	—	15,230,400	15,230	35,970	—	(16,485)	(41,082)	—

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

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

June 11, 2003 Issuances of Preferred Shares for Services	13,500,000	13,500	—	—	—	—	—	—	—
Shares from Former Officer/
Directors	—	$—	(5,320,000)	$(5,320)	$5,320	$—	$—	$—	$—

July 25, 2003, Shares and
Warrants Issued for Cash	—	—	350,000	350	367,150	—	—	—	—

July, 2003 Compensation from
Issuance of Stock Options
Below Fair Market Value	—	—	—	—	235,354	—	—	—	—

September 2, 2003, Preferred
Shares Converted to Common	(13,500,000)	(13,500)	13,500,000	13,500	—	—	—	—	—

September 12, 2003, Stock
Options Exercised	—	—	200,000	200	9,800	—	—	—	—

September 17, 2003, Stock
Options Exercised	—	—	930,000	930	45,570	—	—	—	—

September 22, 2003, Stock
Options Exercised	—	—	525,000	525	25,725	—	—	—	—

September 23, 2003, Stock
Options Exercised	—	—	105,000	105	8,895	—	—	—	—

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

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

January 12, 2007, Cancellation
Of 55,000 common shares	—	$—	(55,000)	$(55)	$(78,945)	$79,000	$—	$—	$—

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	26,611	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(295,288)

Balance May 31, 2007	—	$—	26,224,400	$26,224	$26,383,636	$—	$(16,361)	$(41,082)	$(23,321,949)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2007	2006	State

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(295,288)	$(290,042)	$(23,321,949)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	26,611	86,483	5,005,495
Stock Issued for Services	—	—	16,267,500
Depreciation	1,397	1,047	2,444

Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	2,538	(2,538)	—
(Increase) Decrease in Prepaid Expenses	30,528	3,000	(1,472)
Increase (Decrease) in Accounts Payable	521	(44,481)	(4,159)

Net Cash Used in Operating Activities	(233,693)	(246,531)	(2,052,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	(4,193)	(4,193)

Net Cash Used in Investing Activities	—	(4,193)	(4,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Shares	—	(30,000)	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	(30,000)	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(233,693)	(280,724)	3,029,331
Cash and Cash Equivalents
at Beginning of Period	3,263,024	3,543,748	—

Cash and Cash Equivalents
at End of Period	$3,029,331	$3,263,024	$3,029,331

PATRIOT GOLD CORP.

(An Exploration State Company)

STATEMENTS OF CASH FLOWS

(Continued)

Cumulative
Since
June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2007	2006	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable By the Cancellation of Common Stock	$79,000	$—	$79,000

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded. The vesting period for some of these options is up to three years. As a result, the unvested portions of the options have been revalued at May 31, 2007 resulting in an additional option expense of $26,611 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2007.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2007. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and has decided to become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since June 1, 2000 the Company has been in the exploration state. The Company has not realized any revenue from its present operations. During the year ended May 31, 2007, the Company incurred a loss of $295,288 and has an accumulated deficit of $23,321,949 at May 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $411,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office. The Company currently has sufficient cash to fund its planned operations for the next twelve months. However, in order to develop its properties, the Company will need to obtain financing in the future. Management plans to seek additional capital through private placements and public offerings of its common stock. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

Prior to the quarter ending August 31, 2003, the Company’s primary functional currency was the Canadian dollar. During, the quarter ended August 31, 2003, the Company underwent significant changes in its operations. Prior to May 31, 2000, the company was in the business of producing ostrich meat in Canada. Subsequently, on June 1, 2000, the Company ceased operations and remained dormant until June 2003, when the Company decided to enter the mining industry in the United States. Due to the change in direction of the Company the majority of its operations and transactions would be located in the United States and the majority of the transaction would be in U.S. dollars. This was considered “a significant change in economic facts and circumstances” per SFAS 52, Appendix A and thus the Company changed its functional currency from the Canadian dollar to the U.S. dollar.

The Company’s functional currency is the U.S. dollar. However, the Company still has a few transactions with Canadian suppliers. Transaction gains and losses are included in income.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2007, the company has outstanding options and warrants of 1,385,000 and 3,456,000, respectively of which 1,051,667 and 2,592,000 are exercisable. The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2007 and 2006 and are thus not presented.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended May 31, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2007 or 2006. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the year ended May 31, 2007 no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at May 31, 2007.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options. As a result of amortizing and revaluing common stock option expense for unvested options granted in the year ended May 31, 2006, an additional $26,611 in stock-based compensation has been recognized in the Statement of Operations at May 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2007 and 2006.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,

	2007	2006

Equipment	$645	$645
Furniture	3,548	3,548

	4,193	4,193
Less accumulated depreciation	(2,444)	(1,047)

Total	$1,749	$3,146

Depreciation expense for the years ended May 31, 2007 and 2006 was $1,397 and $1,047, respectively.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

SFAS No. 155

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value re-measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company has determined the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of this pronouncement did not have a material impact on the Company’s financial statements.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company has determined the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 uses a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition threshold is met; under this step, the tax benefit is measured as the largest amount of the benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” represents a greater than 50 percent likelihood of occurrence. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for fiscal year in which the enterprise adopts the Interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the reporting enterprise has not publicly issued financial statements, including interim financial statements, for that fiscal year. Accordingly, the Company will adopt the provisions of this Interpretation in its fiscal 2007 year. The implementation of FIN 48 is not expected to have a material impact on its financial statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that SAB 108 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for years beginning after November 15, 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

NOTE 4 - INCOME TAXES

As of May 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,700,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 – EXPLORATION STATE COMPANY

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale. Pursuant to the agreement the Company will pay Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company. The service agreement shall be for an indefinite term, cancellable in writing by either party with 30 days written notice. For the years ended May 31, 2007 and 2006 the Company paid $30,000 and $17,500 respectively pursuant to this agreement.

NOTE 7 - STOCK OPTIONS

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2007, 5,040,000 stock options have been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. An additional 506,000 remain available to be granted under the 2003 Plan. In most cases the fair value of the stock issued was higher than the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004. No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan. No options were granted under the 2005 Plan for the year ended May 31, 2007. For the year ended May 31, 2006, 1,000,000 were granted to various directors and consultants for an exercise price of $0.25 per share. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005	256,000	635,000	$ 0.16
Options granted	-	-	-
Options cancelled	200,000	(200,000)	$ 0.05
Options exercised	-	-	-

Balance, May 31, 2006	456,000	435,000	$ 0.24
Options granted	-	-	-
Options cancelled	50,000	(50,000)	$ 0.05
Options exercised	-	-	-
Balance, May 31, 2007	506,000	385,000	$ 0.26

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005	-	-	-
Approval of Plan	2,000,000	-	-
Options granted	(1,000,000)	1,000,000	$0.25
Options forfeited	-	-	-
Options exercised	-	-	-

Balance, May 31, 2007 and 2006	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2007:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	6.08	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	8.75	$ 0.25	666,667	$ 0.25
$ 0.80	5,000	6.17	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	6.17	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	1,051,667	$ 0.25

The aggregate intrinsic value of stock options outstanding and exercisable at May 31, 2007 were each $30,000. No stock options were exercised in 2007.

As of May 31, 2007, there was a total of $14,490 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

A summary of status of the Company’s unvested stock options as of May 31, 2007 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at June 1, 2005	-	$ -	$ -
Granted	1,000,000	0.25	0.21
Vested	(250,000)	0.25	0.21

Unvested at May 31, 2006	750,000	0.25	0.21
Granted	-	-	-
Vested	(416,667)	0.25	0.21
Cancelled	-	-	-

Unvested at May 31, 2007	333,333	$ 0.25	$ 0.21

NOTE 8 - WARRANTS

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

The following table sets forth common share purchase warrants outstanding as of May 31, 2007:

Warrants Outstanding
Balance, May 31, 2006 and 2005	4,856,000
Warrants granted	-
Warrants expired	(1,400,000)

Balance, May 31, 2007	3,456,000

The following table lists the common share warrants outstanding at May 31, 2007. Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.50	864,000	$ 1.40
864,000	$ 1.45	2.50	864,000	$ 1.45
864,000	$ 1.50	2.50	864,000	$ 1.50
864,000	$ 1.55	2.50	-	$ 1.55

3,456,000			2,592,000

NOTE 9 - COMMON STOCK TRANSACTIONS

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

On June 12, 2003, the previous President of the Company, returned 5,320,000 (700,000 pre-split) shares of common stock to the Company.

On July 25, 2003, the Company issued 350,000 shares of common stock and 1,400,000 warrants for $367,500 in cash to three individuals. Shares and warrants were issued for $1.05 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

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

On November 27, 2003, the Company issued 864,000 shares of common stock and 3,456,000 warrants for $1,080,000 in cash to three individuals. Shares and warrants were issued for $1.25 per share. The warrants were determined to have no fair value at the time of their issuance and thus none of the proceeds were allocated to the warrants.

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

Also on March 10, 2006, the Registrant entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp. The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000. The purchased shares were returned to treasury and cancelled.

On January 12, 2007 the Company settled the outstanding balance of its Subscriptions Receivable of $79,000. The two shareholders returned the underlying 55,000 shares of common stock to the Company in settlement of the balance of $79,000. The shares were then cancelled by the Company.

NOTE 10 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2007, there are no preferred shares outstanding.

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

NOTE 11 - STOCK SPLITS

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

NOTE 12 - MINERAL PROPERTIES

Bruner and Vernal Properties

The Company has an agreement with Minquest, Inc. which gives them the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

In order to earn a 100% interest in these two properties, the Company must pay MinQuest, Inc. and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If the Company has not incurred the requisite expenditures to maintain the option in good standing, the Company has a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since the payment obligations are non-refundable, if the Company does not make any payments, it will lose any payments made and all our rights to the properties. If all said payments are made, then the Company will acquire all mining interests in the properties, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at any time to discontinue making the payments if the exploration is determined to be unfeasible.

Moss Property

The Moss Property consists of 63 unpatented claims and 15 patented claims. The property has been acquired from various individuals and on various dates as noted below.

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff. The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

On February 19, 2004, the Company executed a formal agreement to purchase 100% mining interest in six patented mining claims making up the Williams portion of the Moss Property located in the historic Oatman gold mining district for $350,000. On February 27, 2004, $25,000 was paid in connection with this agreement and three months after signing, on June 14, 2004, an additional $25,000 was paid. On or before the 6-month anniversary from when we signed the definitive agreement, the balance of $300,000 was due to the sellers. On August 27, 2004, the Company paid the final $300,000 to the sellers.

On March 4, 2004, the Company signed an agreement that allowed it to acquire a 100 percent interest in 62 unpatented claims contiguous to the 15 patented claims at the Moss Property. The Company acquired these claims from MinQuest Inc for a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004.

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

As of May 31, 2007, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 24, 2007	By: /s/ Robert Coale
Name: Robert Coale
Title: Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and Director