Form 10QSB
period 2007-08-31
PATRIOT GOLD CORP
filed 2007-10-12
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of October 10, 2007.

Transitional Small Business Disclosure Format (elect one) [   ] Yes [X] No

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. Financial Statements
Balance Sheets August 31, 2007 (unaudited), and May 31, 2007 (audited)	1
Statements of Operations for the three month periods ended August 31, 2007 and 2006, and for the period from inception of the exploration state on June 1, 2000 to August 31, 2007.	2
Statements of Cash Flows for the three-month periods ended August 31, 2007 and 2006, and for the period from inception of the exploration state on June 1, 2000 to August 31, 2007.	3
Notes to the Financial Statements	5
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3 Controls and Procedures	16
PART II – Other Information	16
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	17

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2007	2007
ASSETS:
Current Assets:
Cash	$2,995,188	$3,029,331
Prepaid expenses	6,472	1,472

Total Current Assets	$3,001,660	$3,030,803

Office Equipment, Net	1,400	1,749
Reclamation Deposit	900	-

Total Assets	$3,003,960	$3,032,552

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$6,859	$2,084

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at August 31, 2007 and May 31, 2007	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
August 31, 2007 and May 31, 2007	26,224	26,224
Paid-In Capital	26,374,122	26,383,636
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,345,802)	(23,321,949)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	2,997,101	3,030,468

Total Liabilities and Stockholders' Equity	$3,003,960	$3,032,552

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2007	2006	State
Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses
Mining Costs	39,833	38,603	1,856,592
General and Administrative	16,270	20,797	21,808,433

Net Loss from Operations	(56,103)	(59,400)	(23,665,025)

Other Income (Expense)
Interest	30,062	32,423	327,162
Currency Exchange	2,188	(27)	(7,939)
Net Other Income (Expense)	32,250	32,396	319,223

Net Loss	$(23,853)	$(27,004)	$(23,345,802)

Basic & Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	26,224,400	26,279,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2007	2006	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,853)	$(27,004)	$(23,345,802)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(9,514)	(4,882)	4,995,981
Common Stock Issued for Services	-	-	16,267,500
Depreciation	349	349	2,793

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(5,000)	5,000	(6,472)
Increase (Decrease) in Accounts Payable	4,775	2,013	616

Net Cash Used in Operating Activities	(33,243)	(24,524)	(2,085,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	(900)	-	(900)

Net Cash Used in Investing Activities	(900)	-	(5,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(34,143)	(24,524)	2,995,188
Cash and Cash Equivalents
at Beginning of Period	3,029,331	3,263,024	-
Cash and Cash Equivalents
at End of Period	$2,995,188	$3,238,500	$2,995,188

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2007	2006	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable by the
Cancellation of Common Stock	$-	$-	$79,000

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. An aggregate consulting expense of $113,094 has been recorded to May 31, 2007.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued at August 31, 2007 resulting in a reversal of stock option expense of $9,514 due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2007 and August 31, 2007.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007 has been omitted.  The results of operations for the three month period ended August 31, 2007 is not necessary indicative of results for the entire year ending May 31, 2008.

Nature of Operations

The Company has no products or services as of August 31, 2007.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,345,802 for the period from June 1, 2000 (inception of exploration state) to August 31, 2007, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $349 was charged to general and administrative expenses during the quarter ended August 31, 2007 (2006 – $349).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period ended August 31, 2007 the Company recognized a transaction gain of $2,188 (2006 - $27 loss).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for August 31, 2007 and 2006 and are thus not presented.

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
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three months ended August 31, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the three months ended August 31, 2007 or 2006.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three months ended August 31, 2007 and 2006, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized in the Statement of Operations and Comprehensive Loss at August 31, 2007 and 2006.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of $9,514 in stock-based compensation has been recognized in the Statement of Operations at August 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred.  There was no advertising expense for the periods ended August 31, 2007 and 2006.

NOTE 2 RECLAMATION DEPOSIT

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.  Upon completion of required reclamation the Company will receive a refund of the deposit.

NOTE 3 - INCOME TAXES

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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EXPLORATION STATE COMPANY/ GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of August 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Pursuant to the agreement the Company will pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.  The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  For the three months ended August 31, 2007, the Company paid $7,500 (2006 - $7,500) pursuant to this agreement.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of August 31, 2007, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of August 31, 2007, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,000,000 remain available to be granted under the 2005 plan.

No stock options were granted under either plan during the three months ended August 31, 2007 or 2006. The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2007:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	$-
Options exercised	-	-	-
Balance, August 31, 2007	506,000	385,000	$0.26

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, August 31, 2007	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2007:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.05	300,000	5.83	$0.05	300,000	$0.05
$0.25	1,000,000	8.50	$0.25	666,667	$0.25
$0.80	5,000	5.92	$0.80	5,000	$0.80
$1.03	80,000	5.92	$1.03	80,000	$1.03

	1,385,000		$0.25	1,051,667	$0.25

The aggregate intrinsic value of stock options outstanding and exercisable at August 31, 2007 was $10,500.  No stock options were exercised in 2007.  As of August 31, 2007, there was a total of $5,670 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

A summary of status of the Company’s unvested stock options as of August 31, 2007 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2007	333,333	0.25	0.21
Granted	-	-	-
Vested	-	-	-
Cancelled	-	-	-

Unvested at August 31, 2007	333,333	$0.25	$0.21

The following table sets forth common share purchase warrants outstanding as of August 31, 2007:

Warrants Outstanding
Balance, May 31, 2007	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, August 31, 2007	3,456,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

The following table lists the common share warrants outstanding at August 31, 2007.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$1.40	2.25	864,000	$1.40
864,000	$1.45	2.25	864,000	$1.45
864,000	$1.50	2.25	864,000	$1.50
864,000	$1.55	2.25	-	$1.55
3,456,000			2,592,000

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

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the “Company”), which are included elsewhere in this Form 10-QSB.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-KSB for the year ended May 31, 2007 filed by the Company with the Securities and Exchange Commission.

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

MOSS PROPERTY

The Moss Property is located in Mohave County, Arizona in the historic Oatman District, and is located some 5 miles northwest of the town of Oatman, with Kingman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Access is via gravel roads from Bullhead City.   We hold the property in the Moss Mine region via 63 unpatented mining claims and 15 patented claims.  The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff.  The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 63 unpatented mining claims that were acquired from MinQuest.   On March 4, 2004, we signed the agreement that earned us a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.  A three percent NSR production royalty is retained by MinQuest.

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

Exploration Programs

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

The Company has submitted core samples to a laboratory where leach testing will be conducted.  The results of these tests will determine the next phase of the exploration of the Moss Property.

Results of Operations

We did not earn any revenues during the three months ended August 31, 2007 or 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2007, we incurred a net loss of $23,853 compared to a net loss of $27,004 for the comparative period in 2006.  Our year to date net loss for 2007 has decreased slightly over 2006 largely due to lower general and administrative expenses.  General and administrative costs decreased to $16,270 in 2007 from $20,797 in 2006 primarily due to a larger reversal of stock-based compensation in 2007 compared to 2006.   Stock options granted in the year ended May 31, 2006 have been revalued at August 31, 2007 and 2006.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $9,514 in 2007 compared to $4,882 in 2006.  Exploration costs increased slightly from $38,603 for the quarter ended August 31, 2006 to $39,833 for the quarter ended August 31, 2007.  During the quarters for both years the largest individual expense related to the $20,000 Bruner/Vernal property option payment made on July 25 of each respective year.  No drilling was performed during 2007 or 2006 for the quarter ended August 31.

Liquidity and Capital Resources

We had cash of $2,995,188 as of August 31, 2007. We anticipate that we will incur the following through the next twelve months:

•	$236,000 in exploration expenditures and annual claim payments for the Company’s properties;

•	$155,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2007 was $33,243 compared to $24,524 during the three months ended August 31, 2006.   The increase in cash used in the current quarter was largely due to changes in prepaid expenses.  In 2007 the Company paid a $5,000 deposit related to its planned leaching studies for the Moss property while in 2006 the Company had an inflow from prepaids of $5,000.  The effect of the reduced net loss in 2007 ($23,853) compared to 2006 ($27,004) was off-set by the effect of stock-based compensation.     Stock options granted in the year ended May 31, 2006 have been revalued at August 31, 2007 and 2006.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $9,514 in 2007 compared to $4,882 in 2006.  There were no financing activities for either the three months ended

August 31, 2007 or 2006.  During the quarter ended August 31, 2007, the Company paid a $900 refundable reclamation deposit to the State of Nevada relating to the planned exploration program on the Vernal property.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,345,802 for the period from June 1, 2000 (inception of exploration state) to August 31, 2007, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date: October 12, 2007 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale President, Chief Executive Officer, Secretary and Treasurer