Form 10QSB
period 2007-11-30
PATRIOT GOLD CORP
filed 2008-01-11
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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
Yes [X]                       No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes [_]    No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of January 10, 2008.

Transitional Small Business Disclosure Format (elect one) Yes [_]    No [X]

Item 1.  Financial Statements.
PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2007	2007
ASSETS:
Current Assets:
Cash	$2,975,816	$3,029,331
Prepaid expenses	6,472	1,472

Total Current Assets	2,982,288	3,030,803

Office Equipment, Net	1,050	1,749
Reclamation Deposit	900	-

Total Assets	$2,984,238	$3,032,552

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$109,016	$2,084

Total Current Assets	109,016	2,084

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at November 30, 2007 and May 31, 2007	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
November 30, 2007 and May 31, 2007	26,224	26,224
Paid-In Capital	26,380,276	26,383,636
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,473,835)	(23,321,949)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	2,875,222	3,030,468

Total Liabilities and Stockholders' Equity	$2,984,238	$3,032,552

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Six Months		June 1, 2000
	Ended		Ended		Inception of
	November 30,		November 30,		Exploration
	2007	2006	2007	2006	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	113,867	12,400	153,700	51,003	1,970,459
General & Administrative	50,705	77,468	66,975	98,265	21,859,138

Net Loss from Operations	(164,572)	(89,868)	(220,675)	(149,268)	(23,829,597)

Other Income (Expense)
Interest, Net	30,911	32,127	60,973	64,550	358,073
Currency Exchange	5,628	-	7,816	(27)	(2,311)

Net Loss	$(128,033)	$(57,741)	$(151,886)	$(84,745)	$(23,473,835)

Basic & Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighed Average Shares
Outstanding	26,224,400	26,279,400	26,224,400	26,279,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2007	2006	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(151,886)	$(84,745)	$(23,473,835)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(3,360)	9,100	5,002,135
Common Stock Issued for Services	—	—	16,267,500
Depreciation	699	698	3,143
Change in Operating Assets and Liabilities:
(Increase) Decrease in GST Receivable	—	2,538	-
(Increase) Decrease in Prepaid Expenses	(5,000)	(15,000)	(6,472)
Increase (Decrease) in Accounts Payable	106,932	16,908	102,773
Net Cash Used in Operating Activities	(52,615)	(70,501)	(2,104,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	(900)	—	(900)
Net Cash Used in Investing Activities	(900)	—	(5,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(53,515)	(70,501)	2,975,816
Cash and Cash Equivalents at Beginning of Period	3,029,331	3,263,024	—
Cash and Cash Equivalents at End of Period	$2,975,816	$3,192,523	$2,975,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Subscription Receivable by the
Cancellation of Common Stock	$-	$-	$79,000

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. An aggregate consulting expense of $113,094 relating to these stock options has been recorded to May 31, 2007.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued at November 30, 2007 resulting in a reversal of stock option expense of $3,360 due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2007 and November 30, 2007.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007 has been omitted.  The results of operations for the three and six-month periods ended November 30, 2007 are not necessary indicative of results for the entire year ending May 31, 2008.

Nature of Operations

The Company has no products or services as of November 30, 2007.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,473,835 for the period from June 1, 2000 (inception of exploration state) to November 30, 2007, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $699 was charged to general and administrative expenses during the six-months ended November 30, 2007 (2006 - $698).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the six-month period ended November 30, 2007 the Company recognized a transaction gain of $7,816 (2006 – loss of $27).

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for November 30, 2007 and 2006 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three or six-months ended November 30, 2007 or 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the three or six-months ended November 30, 2007 or 2006.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and six-month periods ended November 30, 2007 and 2006 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations at November 30, 2007 or 2006.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing and amortizing common stock options for unvested options granted in March, 2006, a reversal of $3,360 in stock-based compensation has been recognized in the Statement of Operations at November 30, 2007 and a loss of $9,100 has been recognized for the corresponding period in 2006.

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

Exploration and Development Costs (continued)

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Advertising Costs

Advertising costs are expensed as incurred.  There was no advertising expense for the periods ended November 30, 2007 and 2006.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Commencing November 2005 pursuant to the agreement the Company began paying Robert Coale $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.  The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  For the six-months ended November 30, 2007, the Company paid $15,000 (2006 - $15,000) pursuant to this agreement.

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

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionees’ option as the Committee shall deem advisable.

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of November 30, 2007, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of November 30, 2007, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three or six-months ended November 30, 2007 or 2006.

The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2007:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	$-
Options exercised	-	-	-
Balance, November 30, 2007	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2007:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, November 30, 2007	1,000,000	1,000,000	$0.25

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2007:
Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	5.58	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	8.25	$ 0.25	750,000	$ 0.25
$ 0.80	5,000	5.67	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	5.67	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	1,135,000	$ 0.25

The aggregate intrinsic value of stock options outstanding and exercisable at November 30, 2007 was $15,000.  No stock options were exercised in 2007.  As of November 30, 2007, there was a total of $4,348 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

A summary of status of the Company’s unvested stock options as of November 30, 2007 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2007	333,333	0.25	0.21
Granted	-	-	-
Vested	(83,333)	0.25	0.21
Cancelled	-	-	-

Unvested at November 30, 2007	250,000	$0.25	$0.21

The following table sets forth common share purchase warrants outstanding as of November 30, 2007:

Warrants Outstanding
Balance, May 31, 2007	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, November 30, 2007	3,456,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table lists the common share warrants outstanding at November 30, 2007.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.00	864,000	$ 1.40
864,000	$ 1.45	2.00	864,000	$ 1.45
864,000	$ 1.50	2.00	864,000	$ 1.50
864,000	$ 1.55	2.00	864,000	$ 1.55
3,456,000			3,456,000

NOTE 7 - STOCK SPLIT

On November 17, 2006, the Company held a special meeting (the "Meeting") of the shareholders, pursuant to a proxy statement that it filed with the Securities and Exchange Commission and that it had furnished to holders of record of the outstanding shares of its common stock as of October 20, 2006.  At the Meeting, the Board of Directors received approval from a majority of the Company’s shareholders of the following matters: (1) grant of discretionary authority to the Board of Directors to implement either of the following: (a) a reverse stock split of the common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the reverse split to be determined by the Board of Directors, or (b) a forward stock split of the common stock on the basis of up to three post-split shares for each one pre-split share to occur at some time within twelve months of the date of the shareholders’ meeting, with the exact time of the forward split to be determined by the Board of Directors; and (3) the increase of the number of authorized shares of the common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares, par value $0.001, should the Board of Directors implement a forward stock split as previously described.  Our Directors believed that shareholder approval of a range for the exchange ratio of the reverse or forward splits (as contrasted with approval of a specified ratio of the split) provided the Board of Directors with maximum flexibility to achieve the purposes of a stock split, and, therefore, was in the best interests of our shareholders. The actual ratio for implementation of the reverse or forward split was to have been determined by our Board based upon its evaluation as to what ratio of pre-split shares to post-split shares would have been most advantageous to our shareholders.  Our Board of Directors also believed that, should it have determined to implement a forward stock split as described above, it would have been necessary to have increased the number of authorized shares of common stock in order to provide the Company with the flexibility to issue common stock without further action by the Company's stockholders.  As of the date of this report, the one year anniversary of the approval by the Company’s shareholders has elapsed.  Prior to the elapsing of the one year time period, the Board of Directors determined that it was in the best interests of the Company’s shareholders not to undertake a share split of any kind.

Item 2.                       Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Patriot Gold Corp.,” “Company,” ”we,” “our” or “us” refer to Patriot Gold Corp., unless the context otherwise indicates. This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the May 31, 2007 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

The Company was incorporated under the laws of the State of Nevada on November 30, 1998.  The Company operated from incorporation through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.  On June 11, 2003, the Company changed its name to Patriot Gold Corp. and became a natural resource exploration company and seeks opportunities in this field.  The Company is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration stage.  Upon location of a commercial minable reserve, the Company expects to actively   pursue development alternatives.

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

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that any additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and the issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2007, we were to have spent $375,000 on exploration, and by that date we had spent an aggregate of approximately $280,000 on exploration of the two properties resulting in a shortfall of $95,000.  By way of letter agreement dated July 24, 2007 between the Company and MinQuest, MinQuest agreed to extend the due date of the shortfall of $95,000 at July 25, 2007 until July 25, 2008.  We are obligated to spend another $125,000 July 25, 2008.  The effect of the change is that the Company is now obligated to incur $220,000 by July 25, 2008.  MinQuest retains a three percent NSR production royalty.

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

The Board of Directors has approved a 2007 exploration budget of approximately $120,000 for the Bruner Property.  The program will include a 3-hole, 3,000 feet, RC drill program.  The goal of this program is to follow up on the previous results from the programs completed in 2005.  The drilling has been completed and the Company is awaiting assay results.

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

Greenwood Claim

On January 18, 2005, the Company completed the acquisition of a single patented claim from an individual for $150,000.

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

The Company has submitted core samples to a laboratory where leach testing is being conducted.  Leaching is being conducted in both bench scale (Bottle rolls) and in columns using crushed ore as the feed sample.  These tests are scheduled for completion by the end of the first quarter of 2008.  The results of these tests will determine the next phase of the exploration of the Moss Property.

Results of Operations

We did not earn any revenues during the three or six-months ended November 30, 2007 or 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended November 30, 2007, we incurred a net loss of $151,886 compared to a net loss of $84,745 for the comparative period in 2006.  Our year to date net loss for 2007 has increased over 2006 largely due to higher exploration costs partially offset by lower general and administrative expenses.  During the six-months ended November 30, 2007, a significant portion of the Bruner Property drill program was undertaken.  In addition, in 2007 the core leaching tests related to the Moss Property were commenced.  In 2006, the only exploration program costs relate to planning and mobilization expenses for the drill program at the Moss Property where drilling

began in December 2006.   General and administrative costs decreased to $66,975 in 2007 from $98,265 in 2006 primarily due the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006.

During the three months ended November 30, 2007 we incurred a net loss of $128,033 compared to a net loss of $57,741 for the comparative period in 2006.  Our current quarter loss in 2007 has increased over 2006 largely due to higher exploration costs.  During the three-months ended November 30, 2007, a significant portion of the Bruner Property drill program was undertaken.  In addition, in 2007 the core leaching tests related to the Moss Property were commenced.  In 2006, the only exploration program costs relate to planning and mobilization expenses for the drill program at the Moss Property where drilling began in December 2006.   General and administrative costs decreased to $50,705 in 2007 from $77,468 in 2006 primarily due to due the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006.

Liquidity and Capital Resources

We had cash of $2,975,816 as of November 30, 2007. We anticipate that we will incur the following expenses over the next twelve months:

•	$236,000 in exploration expenditures on the Company’s properties;

•	$155,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2007 was $52,615 compared to $70,501 during the six months ended November 30, 2006.  The decrease in cash used in operating activities in the current period was largely a result of an increase in accounts payable of $106,932 in 2007 compared to $16,908 in 2006.  Also, in 2007 the outflow from prepaid expenses was $5,000 compared to an outflow from prepaid expenses of $15,000 in 2006.  Partially offsetting the effects of these two working capital factors was an increase in the net loss in 2007 ($151,886) compared to 2006 ($84,745).  There were no financing activities for either of the six months ended November 30, 2007 or 2006.  During the six-months ended November 30, 2007, the Company paid a $900 refundable reclamation deposit to the State of Nevada relating to the planned exploration program on the Vernal property.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,473,835 for the period from June 1, 2000 (inception of exploration state) to November 30, 2007, and has no sales  However, current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that any additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Principal Executive Officer and Principal Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Principal Executive Officer and Principal Financial Officer.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended November 30, 2007.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31.1
Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:   January10, 2008

PATRIOT GOLD CORP.

By: /s/ Robert Coale
Robert Coale
President, Chief Executive
Officer, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)