Form 10QSB
period 2008-02-29
PATRIOT GOLD CORP
filed 2008-04-11
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (elect one) Yes [_]    No [X]

Item 1.  Financial Statements.
PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	February 29,	May 31,
	2008	2007
ASSETS:	(Unaudited)
Current Assets:
Cash	$2,518,943	$3,029,331
Prepaid expenses	136,472	1,472

Total Current Assets	2,655,415	3,030,803

Office Equipment, Net	701	1,749
Reclamation Deposit	17,900	-

Total Assets	$2,674,016	$3,032,552

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$115,349	$2,084

Total Current Assets	115,349	2,084

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 29, 2008 and May 31, 2007	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
February 29, 2008 and May 31, 2007	26,224	26,224
Paid-In Capital	26,382,897	26,383,636
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(23,793,011)	(23,321,949)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	2,558,667	3,030,468

Total Liabilities and Stockholders' Equity	$2,674,016	$3,032,552

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 29,		February 29,		Exploration
	2008	2007	2008	2007	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	306,255	178,064	459,954	229,067	2,276,713
General & Administrative	36,267	31,846	103,243	130,111	21,895,406

Net Loss from Operations	(342,522)	(209,910)	(563,197)	(359,178)	(24,172,119)

Other Income (Expense)
Interest, Net	26,935	29,679	87,908	94,229	385,008
Currency Exchange	(3,589)	6	4,227	(21)	(5,900)

Net Other Income (Expense)	23,346	29,685	92,135	94,208	379,108

Net Loss	$(319,176)	$(180,225)	$(471,062)	$(264,970)	$(23,793,011)

Basic & Diluted
Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares
Outstanding	26,224,400	26,267,789	26,224,400	26,275,572

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 29,		Exploration
	2008	2007	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(471,062)	$(264,970)	$(23,793,011)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(739)	13,894	5,004,756
Common Stock Issued for Services	—	—	16,267,500
Depreciation	1,048	1,047	3,492
Change in Operating Assets and Liabilities:
(Increase) Decrease in GST Receivable	—	2,538	-
(Increase) Decrease in Prepaid Expenses	(135,000)	21,000	(136,472)
Increase (Decrease) in Accounts Payable	113,265	7,967	109,106
Net Cash Used in Operating Activities	(492,488)	(218,524)	(2,544,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	(17,900)	—	(17,900)
Net Cash Used in Investing Activities	(17,900)	—	(22,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(510,388)	(218,524)	2,518,943
Cash and Cash Equivalents at Beginning of Period	3,029,331	3,263,024	—
Cash and Cash Equivalents at End of Period	$2,518,943	$3,044,500	$2,518,943

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,	February 28,	Exploration
	2008	2007	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of subscriptions receivable with the cancellation of shares	$—	$79,000	$79,000

On March 10, 2006 the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. An aggregate consulting expense of $113,094 relating to these stock options has been recorded to May 31, 2007.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued at February 29, 2008 resulting in a reversal of stock option expense of $739 due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2007 and February 29, 2008.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007 has been omitted.  The results of operations for the three and nine-month periods ended February 29, 2008 are not necessary indicative of results for the entire year ending May 31, 2008.

Nature of Operations

The Company has no products or services as of February 29, 2008.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,793,011 for the period from June 1, 2000 (inception of exploration state) to February 29, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $1,048 was charged to general and administrative expenses during the nine-months ended February 29, 2008 (2007 - $1,047).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the nine-month period ended February 29, 2008 the Company recognized a transaction gain of $4,227 (2007 – loss of $21).

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 2008 and 2007 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three or nine-months ended February 29, 2008 or 2007 and accordingly, no compensation expense was recognized under APB No. 25 for the three or nine-months ended February 29, 2008 or 2007.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and nine-month periods ended February 29, 2008 and 2007 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations at February 29, 2008 or 2007.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing and amortizing common stock options for unvested options granted in March, 2006, a reversal of $739 in stock-based compensation has been recognized in the Statement of Operations at February 29, 2008 and a loss of $13,894 has been recognized for the corresponding period in 2007.

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

Advertising Costs

Advertising costs are expensed as incurred.  There was no advertising expense for the periods ended February 29, 2008 and 2007.

NOTE 2 RECLAMATION DEPOSIT

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.  Upon completion of required reclamation the Company will receive a refund of the deposit.  In addition, as part of the Company’s acquisition of the Margarita Property (Note 8) the reclamation bond with the State of Arizona for the property was transferred to the Company.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of February 29, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Commencing November 2005 pursuant to the agreement the Company began paying Robert Coale $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.  The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  For the nine-months ended February 29, 2008, the Company paid $22,500 (2007 - $22,500) pursuant to this agreement.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of February 29, 2008, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.03 per share.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of February 29, 2008, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three or nine-months ended February 29, 2008 or 2007.

The following table sets forth the options outstanding under the 2003 Plan as of February 29, 2008:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	$-
Options exercised	-	-	-
Balance, February 29, 2008	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of February 29, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, February 29, 2008	1,000,000	1,000,000	$0.25

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at February 29, 2008:
Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.05	300,000	5.33	$0.05	300,000	$0.05
$0.25	1,000,000	8.00	$0.25	750,000	$0.25
$0.80	5,000	5.42	$0.80	5,000	$0.80
$1.03	80,000	5.42	$1.03	80,000	$1.03

	1,385,000		$0.25	1,135,000	$0.25

The aggregate intrinsic value of stock options outstanding and exercisable at February 29, 2008 was $18,000.  No stock options were exercised in 2007 or 2008.  As of February 29, 2008, there was a total of $2,978 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

A summary of status of the Company’s unvested stock options as of February 29, 2008 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2007	333,333	0.25	0.21
Granted	-	-	-
Vested	(83,333)	0.25	0.21
Cancelled	-	-	-

Unvested at February 29, 2008	250,000	$0.25	$0.21

The following table sets forth common share purchase warrants outstanding as of February 29, 2008:

Warrants Outstanding
Balance, May 31, 2007	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, February 29, 2008	3,456,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table lists the common share warrants outstanding at February 29, 2008.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$1.40	1.75	864,000	$1.40
864,000	$1.45	1.75	864,000	$1.45
864,000	$1.50	1.75	864,000	$1.50
864,000	$1.55	1.75	864,000	$1.55
3,456,000			3,456,000

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

NOTE 8 – MINERAL PROPERTIES

Margarita Property Agreement

On January 29, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldrush Corp. (“Goldrush”) whereby Goldrush assigned all of its rights and obligations under the Margarita Property Option Agreement to the Company.  Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of Goldrush arising under the Margarita Property Option Agreement.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8 – MINERAL PROPERTIES (continued)

Margarita Property Agreement – (continued)

Simultaneous with the execution and delivery of the Agreement, the Company paid Goldrush $200,000 which amount represents the full payment and satisfaction for the assignment to the Company by Goldrush.

Included in the assignment to the Company were all sums incurred by Goldrush in connection with its exploration of the Margarita Property which includes a reclamation bond previously paid by Goldrush to the Forest Service in Arizona, all expenditure credits incurred by the Company prior to the execution of the Agreement and all property option payments made to the Margarita Property owner. In addition, Goldrush also assigned all of its rights and obligations under the Finders’ Fee Agreement to the Company.  Subsequent to the execution of the Agreement, Goldrush did not retain any interest in the Margarita Property.

The remaining annual option payments and minimum annual exploration expenditures under the Margarita Property Option Agreement are as noted below:

Margarita Property
	Property	Work
	Payments	Expenditures
	$USD	$USD
By May 31, 2008	100,000	300,000
By May 31, 2009	125,000	300,000
By May 31, 2010	150,000	-
By May 31, 2011	200,000	-
By May 31, 2012	200,000	-

	$775,000	$600,000

The underlying Margarita Property Option Agreement is subject to a 2 % net smelter return royalty to the property owner, James Sorrell (the “optionor”), upon production. The Company has the option (exercisable for 90 days following completion of a bankable feasibility study) to buy the optionor’s net smelter return interest for $500,000 per 1% increment or $1,000,000 for the entire 2% net smelter return interest.

In addition, the Margarita Property is subject to a Finder’s Fee Agreement.  The Company has agreed to pay a fee equal to 10% of the Property Option Payments made during the first three years of the Margarita Property Option Agreement.  It is estimated that if the Company makes all of the remaining scheduled property option payments, the amount to be paid under the Finder’s Fee Agreement by the Company will be $22,500. If the Company terminates the Margarita Property Option Agreement, the Company will not owe any further payments under the Finder’s Fee Agreement.  If it has not been terminated earlier, the Finder’s Fee Agreement will terminate automatically on July 14, 2009.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – SUBSEQUENT EVENT

Whisky, NK, and Weepah Property Agreements

On March 15, 2008, the Company executed three separate property option agreements (the “Agreements”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of three Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company.

The properties consist of the Whiskey Flat Property (“Whiskey”), NK Property (“NK”), and the Weepah Property (“Weepah”) (collectively the “Properties”).  Each of the Agreements is a separate agreement that can be terminated irrespective of the status of any of the other Agreements.

The Properties are located in Nevada with the Whiskey and NK being in Mineral County while the Weepah is located in Esmeralda County.  The Whiskey Property currently consists of 83 unpatented mining claims covering approximately 1,660 acres, the NK Property currently consists of 24 unpatented mining claims, and the Weepah Property consists of 14 unpatented claims.

Annual option payments and minimum annual exploration expenditures under each of the respective Agreements are as noted below:

Whiskey Flat Property
	Property	Work
	Payments	Expenditures
	$USD	$USD
Upon Execution of the Agreement	$50,000	$-
By March 15, 2009	50,000	50,000
By March 15, 2010	50,000	150,000
By March 15, 2011	65,000	200,000
By March 15, 2012	80,000	350,000
By March 15, 2013	100,000	200,000
By March 15, 2014	100,000	200,000
By March 15, 2015	100,000	200,000
By March 15, 2016	100,000	200,000
By March 15, 2017	100,000	200,000
By March 15, 2018	250,000	750,000

	$1,045,000	$2,500,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – SUBSEQUENT EVENT – (continued)

Whisky, NK, and Weepah Property Agreements – (continued)

NK Property
	Property	Work
	Payments	Expenditures
	$USD	$USD
Upon Execution of the Agreement	$20,000	$-
By March 15, 2009	20,000	50,000
By March 15, 2010	20,000	75,000
By March 15, 2011	35,000	100,000
By March 15, 2012	45,000	250,000
By March 15, 2013	50,000	100,000
By March 15, 2014	50,000	100,000
By March 15, 2015	50,000	100,000
By March 15, 2016	50,000	100,000
By March 15, 2017	50,000	100,000
By March 15, 2018	100,000	250,000

	$490,000	$1,225,000

Weepah Property
	Property	Work
	Payments	Expenditures
	$USD	$USD
Upon Execution of the Agreement	$20,000	$-
By March 15, 2009	20,000	50,000
By March 15, 2010	20,000	75,000
By March 15, 2011	35,000	100,000
By March 15, 2012	45,000	250,000
By March 15, 2013	50,000	100,000
By March 15, 2014	50,000	100,000
By March 15, 2015	50,000	100,000
By March 15, 2016	50,000	100,000
By March 15, 2017	50,000	100,000
By March 15, 2018	100,000	250,000

	$490,000	$1,225,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – SUBSEQUENT EVENT – (continued)

Whisky, NK, and Weepah Property Agreements – (continued)

Upon execution of the Agreements, the Company paid MinQuest a total of $90,000 in relation to the three agreements.  Since the payment obligations are non-refundable, if any payments under any of the Agreements are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under any of the Agreements are made, then the Company will acquire all mining interests in the respective property. If the Company fails to make any payment when due, each of the Agreements gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Properties, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company has the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50%) of MinQuest’s royalty interest (i.e. an amount equal to 1.5% of the royalty interest) for $2,250,000. The right to purchase the said royalty interest shall be exercised by the Company by providing the MinQuest with notice of the purchase accompanied by payment in the amount of USD $2,250,000.

The Company may use MinQuest for its mineral exploration expertise on the Properties. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which is located within a 1 mile radius of the Properties will be included in the option granted to the Company for the respective property.  Any of the Agreements will terminate if the Company fails to comply with its obligations in any of the respective Agreements and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.

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

The Company has submitted core samples to a laboratory where leach testing is being conducted.  Leaching is being conducted in both bench scale (Bottle rolls) and in columns using crushed ore as the feed sample.  These tests are scheduled for completion by the end of 2008.

Using the column leach data obtained from the testing program completed in April 2008 as well as additional information, the Company may engage an outside firm to conduct a project preliminary economic analysis that will evaluate the overall value of the property considering metallurgical recovery, volume and gold grade of mineralized rock, capital and operating costs, and other factors.  This information will be used to define additional work needed to enhance the value of the property.

MARGARITA PROPERTY

On January 29, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldrush Corp. (“Goldrush”) whereby Goldrush assigned all of its rights and obligations under the Margarita Property Option Agreement to the Company.  Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of Goldrush arising under the Margarita Property Option Agreement.  The Margarita Property Option Agreement requires the Company to make annual property option payments on May 31 of 2008 to 2012 inclusive of $100,000, $125,000, $150,000, $200,000, and $200,000 respectively.  The agreement also requires the Company to incur exploration expenditures of $300,000 by each of May 31, 2008 and 2009.   Prior to the assignment to the Company, Goldrush had received approval for a drill program from the forest service in Arizona.  The Company’s Board of Directors has approved a budget of $350,000 that will be used to conduct a drill program on the Margarita Property.

The Margarita Property consists of 69 unpatented claims covering approximately 1,180 acres in the Oro Blanco Mining District of Santa Cruz County, Arizona.  The claims are within the Coronado National Forest, and are approximately 10 miles north of the Mexican border.  The Margarita Property is best reached by traveling south from Tucson on I-19 to the Arivaca Road and following the paved road to Arivaca, thence about 11 miles over the gravel-surfaced Ruby Road to the project area.

Property Geology

The gold mineralization at the Margarita Property and related diggings in the area occurs as disseminations within limonite stained tuffaceous rocks exhibiting intense silicification.  There are five such zones within the claim group with Margarita being the largest.  Other similar zones have been identified outside of the claim boundary.   Where exposed at the surface, the silicified rocks occur as low hills or modest, irregular hills of limonite stained tuff.  They appear as tabular or manto like zones within tuffaceous beds in the subsurface.  Prior drilling results show that the silicification and associated gold mineralization has lateral continuity but does not occupy the entire tuff bed, and no significant mineralization was reported from the quartz monzonite although the monzonite could possibly be the source of the mineralization.  In the subsurface, the tuff occur as bands up to 50 feet or so in thickness alternating with parallel units of quartz monzonite.  Extensive shallow drilling has shown that, in addition to the surface occurrences, there are as many as three mantos within a few hundred feet of the surface which are similar in character and mineralization to those at the surface.

The Margarita Property is centrally located within a broad area of numerous old mines and prospects dating back to early Spanish colonial times where gold, silver, lead and copper were mined from Mesozoic and early Tertiary igneous rock units.  Previous work on the property appears to demonstrate the presence of a zone at the Margarita Property of over 4,000 feet by 1,500 feet encompassing half a million tons of altered and mineralized tuff in a flat lying zone exhibiting gold mineralization.  The mineralization averages between 0.05 and 0.06 troy ounces of gold per ton associated with intense silicification and clay pyrite alteration.

The accepted view of the intrusive relationship of the quartz monzonite with the parallel zones of tuff and the monzonite’s relationship to the mineralizing event could be subject to alternative interpretations leading to broader potentials for bulk tonnage mineralization.

Exploration Programs

The Company began its $350,000 drill program in February 2008.  It is expected that the program will conclude in May 2008.  The drill program is budgeted for ten core holes for a total of 7,500 feet.   All of the holes will be drilled using reverse circulation (RC) drilling techniques with samples being recovered for each five-foot interval of drilling.  Samples will be fire assayed for gold and for a suite of 34 other elements by inductively coupled plasma (ICP) analysis.

The location of the drill holes was established by considering the surface expressions of the mineral structure as well as certain geophysical data prepared by previous lease holders.  The purpose of the drilling program is to test the theoretical geologic model developed for the property by defining possible higher-grade deep feeder zones, and mineralized zone structure and continuity.

WHISKEY FLAT PROPERTY

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Whiskey Flat Property currently controlled by MinQuest, a natural resource exploration company.  Upon signing the Whiskey Flat Property Option Agreement the Company paid MinQuest $50,000.  The agreement requires additional property option payments of $995,000 and minimum annual property expenditures of 2,500,000 to be paid or incurred by March 15, 2018.

The Whiskey Flat Property is located in Mineral County, Nevada, approximately 11 miles south of Hawthorne.  Access is via paved highway, gravel and dirt roads.  The property currently consists of 83 unpatented mining claims covering approximately 1,660 acres or approximately 2.5 square miles of land.  The land is administered by the U.S. Bureau of Land Management.

Property Geology

The property lies within the Walker Lane structural zone and within a well mineralized easterly trend of volcanic hosted gold-silver deposits starting at Bodie and trending through Paradise Peak.  A possible Cretaceous granite outcrops on the northeast portion of the property.  The granite is equigranular and coarsely crystalline.  Tertiary volcanic rock consisting of andesite flows, rhyolite tuffs, pyroclastics flows and volcanoclastic sediments comprise the entire package of pre-mineral rocks.  This package of pre-mineral rocks has been overlain by Tertiary to Quaternary age post-mineral basalt flows and extensive wind-blown sand.  High angle faults trend easterly forming the north and south boundaries of the Whiskey Flats basin.  Northerly trending faults offset the easterly trending fault zones in several places.  At least one low angle fault occurs along the southern border of the property.

Exploration Programs

The Company has not yet determined its exploration program.

NK PROPERTY

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the NK Property currently controlled by MinQuest.  Upon signing the NK Property Option Agreement the Company paid MinQuest $20,000.  The agreement requires additional property option payments of $470,000 and minimum annual property expenditures of $1,225,000 to be paid or incurred by March 15, 2018.

The NK Property is located in Mineral County, Nevada with access via paved highways and gravel roads and drainages and consists of 24 unpatented mining claims.

Property Geology

The regional geology consists of a thick pile of Tertiary to Oligocene volcanics ranging from rhyolite tuffs to basalt flows.  Generally, the older rhyolite units have been altered and mineralized while the younger basalt flow post dates the mineralization.  Alteration consists of bleaching, argillization and silicification along low and high angle fault zones.  Quartz veining filling microfractures, barite and fluorite veins, and occasional gossan zones representing massive sulfide fill faults and fractures within the altered areas.  The best gold values are related to areas of silicified volcanic rock with secondary druzy quartz veinlets filing micro-fractures.

MinQuest believes the best target is the range front fault zone.  Probable alteration of volcanoclastic sediments and rhyolite tuff appear to be related to the range front fault zone.  This fault may have contributed additional structural preparation allowing further alteration and mineralization to occur.  The entire structural zone has been mostly covered by shedding material from the hillside above.  Further to the east argillized and opaline altered volcanic rock appears intermittently in the base of some ravines

Exploration Programs

The Company has not yet determined its exploration program.

WEEPAH PROPERTY

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Weepah Property currently controlled by MinQuest.  Upon signing the Weepah Property Option Agreement the Company paid MinQuest $20,000.  The agreement requires additional property option payments of $470,000 and minimum annual property expenditures of $1,225,000 to be paid or incurred by March 15, 2018.

The Weepah Property is located in Esmeralda County, Nevada approximately 6 miles (9.6 km) northeast of Silver Peak and 21 miles (33.6 km) west-northwest of Goldfield, Nevada.  Access is via 7 miles (11 km) of paved and gravel roads from the town of Silver Peak.  The Weepah Hills prospect is approximately 5 miles (8 km) south of the historic Weepah mine and 8.5 miles (14 km) northeast of the Mineral Ridge mine.  The property consists of 14 unpatented mining claims.

Property Geology

The property lies within the southern portion of the Walker Lane structural corridor.  Mineralization at the Weepah Hills Property is hosted within the Pre-Cambrian Wyman Formation, Reed Dolomite and Lone Mountain Formation.  The Wyman Formation is composed of up to 300 meters of micaceous shale, thin to thick-bedded limestone and interbedded quartzite.  The Reed Dolomite is composed of over 3000 feet of thick bedded dolostone with interbedded limestone and quartzite.  The Lone Mountain Formation is composed of more than 2100 feet of massive dolomite and limestone with thin interbeds of shaley limestone.  Gold and silver mineralization at the Weepah and Mineral Ridge mines are associated with quartz stockworks, silicified limestone and disseminations within low and high-angle shear zones.

Exploration Programs

The Company has not yet determined its exploration program.

Results of Operations
Results of Operations

We did not earn any revenues during the three or nine-months ended February 29, 2008 or 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended February 29, 2008, we incurred a net loss of $471,062 compared to a net loss of $264,970 for the comparative period in 2007.  Our year to date net loss for 2008 has increased over 2007 largely due to higher exploration costs partially offset by lower general and administrative expenses.  The largest single transaction during the nine-months ended February 29, 2008 was the acquisition of the Margarita Property.  The total acquisition price of $200,000 included $183,000 that was expensed to exploration costs and $17,000 that was recorded as a reclamation deposit on the balance sheet.  In addition, during the nine-months ended February 29, 2008, a significant portion of the Bruner Property drill program was undertaken and the core leaching tests related to the Moss Property were commenced.  In 2007, the only exploration program costs relate to planning, mobilization, and drilling expenses for the drill program at the Moss Property where drilling began in December 2006.   General and administrative costs decreased to $103,243 in 2008 from $130,111 in 2007 primarily due the costs the Company incurred relating to the holding of a Special Meeting on November 17, 2006.

During the three months ended February 29, 2008 we incurred a net loss of $319,176 compared to a net loss of $180,225 for the comparative period in 2007.  Our current quarter loss in 2008 has increased over 2007 largely due to higher exploration costs.  During the three-months ended February 29, 2008 the Company acquired the Margarita Property.  The total acquisition price of $200,000 included $183,000 that was expensed to exploration costs and $17,000 that was recorded as a reclamation deposit on the balance sheet.  In 2007, the majority of the Moss Property drill program took place.  General and administrative costs were largely consistent with costs increasing to $36,267 in 2008 from $31,846 in 2007.

Liquidity and Capital Resources

We had cash of $2,518,943 as of February 29, 2008. We anticipate that we will incur the following expenses over the next twelve months:

•	$934,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$155,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 29, 2008 was $492,488 compared to $218,524 during the nine months ended February 28, 2007.  The increase in cash used in operating activities in the current period was largely a result of an increase in the net loss of $471,062 in 2008 compared to $264,970 in 2007.

Also, the Company paid $135,000 in deposits, largely related to the Margarita drill program, in 2008 while there was a net reduction in prepaid balances of $21,000 for the nine-months ended February 28, 2007.  Partially offsetting these two factors was an inflow from an increase in accounts payable of $113,265 in 2008 while the inflow in 2007 was only $7,967.  There were no financing activities for either of the nine months ended February 29, 2008 or 2007.  Investing activities during the nine-months ended February 29, 2008 consisted of a $900 refundable reclamation deposit paid to the State of Nevada relating to the planned exploration program on the Vernal property and reimbursement of American Goldrush Corp. of a total of $17,000 related to the reclamation bond on the Margarita Property located in Arizona.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,793,011 for the period from June 1, 2000 (inception of exploration state) to February 29, 2008, and has no sales  However, current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that any additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended February 29, 2008.

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

Date:   April 10, 2008

PATRIOT GOLD CORP.

By: /s/ Robert Coale
Robert Coale
President, Chief Executive
Officer, Secretary and Treasurer
(Principal Executive Officer and
Principal Financial Officer)