Form 10-K
period 2008-05-31
PATRIOT GOLD CORP
filed 2008-08-29
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008
Commission file number: 0--32919

PATRIOT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

501-1775 Bellevue Ave.
West Vancouver, B.C. Canada V7V 1A9
(Address of principal executive offices)

(604) 925-5257
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2007 was approximately $2,022,440.

The number of shares of the issuer’s common stock issued and outstanding as of August 28, 2008 was 26,224,400 shares.

Documents Incorporated By Reference:  None

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (the “Company” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

On June 23, 2003 the Board adopted a resolution to (i) increase the number of positions on the Board to a total of three and (ii) appoint to the newly created positions Mr. Robert A. Sibthorpe of Vancouver, B.C. and Mr. Robert D. Coale of Solana Beach, CA.

On July 21, 2003, Mr. Bruce Johnstone resigned as an officer and director. The resignation was offered for personal reasons and not for any disagreement with management of the Company or its policies. On July 21, 2003, Mr. Ronald C. Blomkamp was appointed as the President, Chief Executive and Financial Officer and Secretary and a director of the Company.

On October 13, 2005, Mr. Ronald Blomkamp, the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director resigned from each of his positions as an officer and director of the Company.   On the same date, the Company’s board of directors voted to appoint Mr. Robert Coale as Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer.  Also on the same date, the Company’s board of directors elected Mr. Duncan Budge as a member of the board of directors of the Company.

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director and to Mr. Robert Sibthorpe who is a director of the Company.  In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

Also on March 10, 2006, the Company entered into a Redemption Agreement with Ronald Blomkamp, the Company’s former President and Chief Executive Officer, pursuant to which the Company purchased from Mr. Blomkamp the 3,000,000 shares of the Company’s common stock that were owned by Mr. Blomkamp.  The purchase price for such shares paid to Mr. Blomkamp by the Company was $0.01 per share, which amounted to an aggregate of $30,000.  The purchased share were returned to treasury and cancelled.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have either optioned or purchased in Nevada and Arizona contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

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

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds.  The private placement we closed in November 2003 generated an additional $1,080,000 in gross proceeds. Also, $2,060,825 and $1,597,500 during the years ended May 31, 2004 and 2005, respectively, was obtained from the exercise of stock options issued under the Company’s 2003 stock option plan. There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2008.  With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. If we were to develop any of our properties beyond the exploration activities currently being undertaken by the Company, we would need to raise further funding.  If additional funding is required, management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurances that management would be successful in its attempt to raise the additional funds.

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

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to May 31, 2009, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our respective agreements with MinQuest, Inc. (“MinQuest”) we will lose our interest in that respective property and our business may fail.

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

A portion of our Moss property was acquired from MinQuest and we optioned the Bruner, Vernal, Whisky, NK, and Weepah properties from MinQuest.  In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and MinQuest.

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

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties.

We do not lease or own any real property. We currently maintain our corporate office on a month-to-month basis at an amount of CDN $1,742 per month at #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9.  Management believes that our office space is suitable for our current needs.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, we were to have spent $500,000 on exploration, and by that date we had spent an aggregate of approximately $424,000 on exploration of the two properties resulting in a shortfall of approximately $76,000.  The Company intends to undertake an exploration program in 2009 to complete its obligations under the Bruner and Vernal agreement.

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

Exploration History of the Bruner Property

The original operators at the Bruner Property are unknown. Prospecting at the property began in the early 1900’s while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work:

☐	In 1983, Kennecott Minerals Company drilled fifteen RC holes (holes left after the process of reverse circulation drilling) on the property.

☐
In 1988-1990, Newmont Exploration Ltd. drilled approximately 10 RC holes; conducted detailed geologic mapping (producing a plan map of the rock types, structure and alteration), geochemical surveys (which is sampling of rocks or soil and determination of the absolute abundances of elements), air and ground magnetic surveys (recording variations in the earth’s magnetic field and plotting same), and ground radiometric surveys (a survey of radioactive materials on the land surface).

☐
In 1990-1995, Miramar Mining Corp. drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 part per billion.

Geology of the Bruner Property Mineral Claims

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks (which are quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago), including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlay the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller) intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff, is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alternation mineral) -veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes and the results were encouraging enough that additional drilling was conducted.

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

The Board of Directors approved a 2007 exploration budget of approximately $120,000 for the Bruner Property.  In November, 2007, the Company drilled three holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks.  The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast.  All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled1,000 feet deep and B-20 was drilled 1,240 feet deep.  All three holes contained intermittent gold at various depths.

The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained economic grade gold over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.   The Company is currently evaluating these results and will determine the course of action for the Bruner property in the coming months.

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

Our exploration of the Vernal Property to date has consisted of geologic mapping and rock chip geochemical sampling.   The Board of Directors has approved a budget of approximately $55,000 (including the refundable bond of $15,000) for the Vernal Property.  The program is to include trenching and mapping.  The Company is currently re-evaluating its plans for the Vernal as the Company may choose to make additional expenditures on the Bruner rather than the Vernal.

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

Work already completed on the Williams portion of the Moss Property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation drilling which was conducted over twenty years ago. Reverse circulation drilling is a less expensive form of drilling that does not allow for the recovery of a tube or core of rock, in which the material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. Though this is a quicker and cheaper method of drilling, reverse circulation drilling does not give as much information about the underlying rocks.

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

The first portion of this expanded drilling program was expected to be completed by the fall of 2005.  However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock.  We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005.  The remainder of the program was completed when the Company completed 6 core holes from November 2006 to February 2007 for a total amount drilled of 3,917 feet.  The exploration program failed to find higher grades but it did show that the vein system continues to at least 800 feet below the surface and appears to be thickening.

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

In the spring of  2008, the Company submitted core samples to a laboratory where leach testing was conducted.  Leaching was conducted in both bench scale (Bottle rolls) and in columns using crushed ore as the feed sample.  Three column leach tests at 3 different crush sizes were completed on the Moss drilling samples. They were leached for 120 days. The fine crush of ¼ inch had 66% of the gold and 42% of the silver recovered in 120 days.  The recovery curve is still not flat at the end of 120 days indicating additional gold/silver could be recovered. The recoveries are already near the 70% Au and 50% Ag that is average for the industry.  The 1 inch crush column recovered 39% of the gold and 14% of the silver after 120 days, but the leach curve again indicates no significant decrease in % recovery by month indicating that greater recoveries may be obtained over longer periods of time.

Using the column leach data obtained from the testing program completed in April 2008 as well as additional information, the Company may engage an outside firm to conduct a preliminary economic analysis that will evaluate the overall value of the property considering metallurgical recovery, volume and gold grade of mineralized rock, capital and operating costs, and other factors.  This information will be used to define additional work needed to enhance the value of the property.

Margarita Property

ORO
1-39
CLAIM
BLOCK
111° 15' 50.0"W
31° 26' 50.0"N
Santa Cruz County, AZ
T23S, R11E
1"=200'
11° E
Austerlitz Mine
BM 4280
Reed Tank
Dart Tank
Brick Mine
Corral
Ruby
Montana Mine
Prospect
Spring
Blue Wing Mine
Well
Margarita Tank
Old Glory Spring
Graves
Cem
Old Glory
(Ruins)
Canyon
Gulch
Ruby Lakes
Ruins
Dam
Old Glory
Canyon
Warsaw Tank
Warsaw Spring
El Oro Cem
Oro Blanco Mine
Sorrel Top Mtn
Apache Dams
Cramer Mine
Warsaw Mine
Peak
31
6
7
18
17

Copyright (C) 1999, Maptech, Inc.

Acquisition of Interest

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

Included in the assignment to the Company were all sums incurred by Goldrush in connection with its exploration of the Margarita Property which includes a reclamation bond previously paid by Goldrush to the Forest Service in Arizona, all expenditure credits incurred by Goldrush prior to the execution of the Agreement and all property option payments made to the Margarita Property owner. In addition, Goldrush also assigned all of its rights and obligations under the Finders’ Fee Agreement to the Company.  Subsequent to the execution of the Agreement, Goldrush did not retain any interest in the Margarita Property.

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

On July 25, 2008, subsequent to the completion of a drill program on the Margarita Property, the Company terminated its option under the property option agreement and does not currently have any interest in the Margarita Property.  In exchange for its release from its obligations under the Margarita Property Agreement, the Company agreed to pay the 2008 annual claim filings fees on the property of $8,268.  Under the release agreement, the Company is not required to make the $100,000 payment due May 31, 2008.

Description and Location of the Margarita Property

The original Margarita Property consisted of 39 unpatented claims covering approximately 640 acres in the Oro Blanco Mining District of Santa Cruz County, Arizona.  In the first quarter of 2007, the Company staked an additional 30 claims covering 540 acres that became part of the ground covered by the Margarita Property Option Agreement.  The claims are within the Coronado National Forest, and are approximately 10 miles north of the Mexican border.  The Margarita Property is best reached by traveling south from Tucson on I-19 to the Arivaca Road and following the paved road to Arivaca, thence about 11 miles over the gravel-surfaced Ruby Road to the project area.

The Margarita Property consists of 69 unpatented claims covering approximately 1,180 acres in the Oro Blanco Mining District of Santa Cruz County, Arizona.  The claims are within the Coronado National Forest, and are approximately 10 miles north of the Mexican border.

Exploration History of the Margarita Property

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

The previous work undertaken by the various explorers of the Margarita Property had not previously been collected in one location.  During 2006, Goldrush expended most of its exploration activity collecting property data from various sources, preparing maps, and visiting the property to match the data with physical observation.  Based on a review of all of the data available to Goldrush, several possible drill targets were identified including targets that were not located on the existing boundary of the Margarita Property.  As a result, the Goldrush staked an additional 30 claims.

Goldrush formally approved a work plan for drilling on the Margarita Property.  However, due to difficulties with locating a suitable contractor to undertake the drilling and due to insufficient funds available to Goldrush, it decided to assign its rights and obligations to the property to the Company.

Geology of the Margarita Property

The gold mineralization at the Margarita Property and related diggings in the area occurs as disseminations within limonite stained tuffaceous rocks exhibiting intense silicification.  There are five such zones within the claim group with Margarita being the largest.  Other similar zones have been identified outside of the claim boundary.   Where exposed at the surface, the silicified rocks occur as low hills or modest, irregular hills of limonite stained tuff.  They appear as tabular or manto like zones within tuffaceous beds in the subsurface.  Prior drilling results show that the silicification and associated gold mineralization has lateral continuity but does not occupy the entire tuff bed, and no significant mineralization was reported from the quartz monzonite although the monzonite is believed by some to be the source of the mineralization.  In the subsurface, the tuff occur as bands up to 50 feet or so in thickness alternating with parallel units of quartz monzonite.  Extensive shallow drilling has shown that, in addition to the surface occurrences, there are as many as three mantos within a few hundred feet of the surface which are similar in character and mineralization to those at the surface.

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

Current State of Exploration

The Margarita Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

Geological Exploration Program

The Company began its $350,000 drill program in February 2008 and completed it in May 2008.  The drill program was budgeted for ten core holes for a total of 7,500 feet.   All of the holes were drilled using reverse circulation (RC) drilling techniques with samples being recovered for each five-foot interval of drilling.  Samples were fire assayed for gold and for a suite of 34 other elements by inductively coupled plasma (ICP) analysis.

The location of the drill holes was established by considering the surface expressions of the mineral structure as well as certain geophysical data prepared by previous lease holders.  The purpose of the drilling program is to test the theoretical geologic model developed for the property by defining possible higher-grade deep feeder zones, and mineralized zone structure and continuity.  Based on the poor results of the drill program, the Company terminated the Margarita Property Option Agreement.

Whiskey Property

Whiskey
N E V A D A
715000m E.
755000m E.
280000m E.
310000m E.
340000m E.
370000m E.
400000m E.
430000m E.
460000m E.
490000m E.
520000m E.
550000m E.
590000m E.
NAD27 Zone 10S
765000m E.
265000m E.
300000m E.
335000m E.
370000m E.
405000m E.
440000m E.
475000m E.
510000m E.
NAD27 Zone 11S
595000m E.
Reno
Sparks
Carson City
S. Lake Tahoe
Hawthorne
Babbitt
Walker Lake
Wassuk Range
Gillis Ra.
Gabbs Valley Ra.
Luning
Mina
Excelsior Mts.
Bridgeport
Mono Lake
Lee Vining
Tonopah
Goldfield
Bishop
Mammoth Lakes
YOSEMITE NATIONAL PARK
Fallon
Yerington
Gabbs
Austin
Toiyabe Range
Toquima Range
Monitor Range
Big Smoky Valley
White Mountains
Map created with TOPO! ©2004 National Geographic
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN
14½°
07/23/08

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Whiskey Property (“Whiskey”) currently controlled by MinQuest.  Annual option payments and minimum annual exploration expenditures under the agreement are as noted below:

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

Upon execution of the Agreement, the Company paid MinQuest $50,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

The Company may use MinQuest for its mineral exploration expertise on the property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which is located within a 1 mile radius of the property will be included in the option granted to the Company for the respective property.  The agreement will terminate if the Company fails to comply with its obligations in the agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.

Description and Location of the Whiskey Property

The Whiskey is located in Mineral County, Nevada and currently consists of 83 unpatented mining claims.  Access is via paved highway, gravel and dirt roads and the land is administered by the federal Bureau of Land Management.

Exploration History of the Whiskey Property

Portions of the property have been explored by Conoco from 1971 to 1973, Grayhill/US Minerals Exploration from 1981-1985, Homestake/Combined Metals Reduction from 1986-1991, Santa Fe Minerals from 1992 to 1994, and Newmont from 2003-2005.  During the bulk of the exploration work the property was divided by ownership interests into the west and east halves.  Only Newmont and MinQuest have completely controlled all of the alteration in the basin.

Past exploration includes rock chip sampling, geologic mapping, and drilling.  Advanced argillic alteration is widespread along a set of east-southeast trending fault zones covering an area 17,000 feet long by 6000 feet wide.  The alteration zone is covered on the east end by post-mineral volcanic cover and on the west end by recent alluvium.  Drilling by the Homestake-Combined Metals Reduction joint venture was restricted to the southeast portion of the claim group.  This effort encountered anomalous to ore-grade gold values in one of several siliceous knobs at the edge of the basalt.  The drilling completed by Santa Fe and Dennison on the west end of the property encountered anomalous to ore grade gold values in 6 of 15 holes.  The most recent work by Newmont suggested excellent potential for gold mineralization along strike of known gold mineralization, under alluvium cover and under post-mineral basalt cover.  Newmont’s target size was 3 million ounces.  Targeting was primarily under post-mineral cover.  Newmont dropped the property before testing their exploration model.

Geology of the Whiskey Property

The property lies within the Walker Lane structural zone and within a well mineralized easterly trend of volcanic hosted gold-silver deposits starting at Bodie and trending through Paradise Peak.  A possible Cretaceous granite outcrops on the northeast portion of the property.  The granite is equigranular and coarsely crystalline.  Conoco initially believed the intrusive to be responsible for the large area of alteration within the Whiskey Flat area because of the intensely argillized and silicified rocks surrounding the intrusive and the potassic alteration developed along the southern margin of the stock.  This conviction led to the relatively minor amount of mapping and sampling conducted during the 1971 through 1973 field seasons.

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

Alteration within the basin and along the margins consists of opaline replacement, intense argillization, and intense silicification of all pre-mineral rock types along structures.  The alteration events are typical of Paradise Peak and Borealis style alteration events.  The alteration can be traced over 17,000 feet in length and covers a broad area about 6500 feet across.  One area of intense clay alteration has been exploited as a soil conditioner in the past.  Considerable prospecting for metals has occurred throughout the rest of the area as demonstrated by numerous pits and shafts.  Portions of the opaline alteration near the center of the claim block have reportedly been exploited for mercury.  However, the best gold in drilling failed to show any evidence of prospecting.

The historic shafts and pits prospected brecciated, silicified and iron stained fault zones.  Many of these breccias contain silica and/or alunite cementing the breccia fragments.  Outcropping, intensely silicified rock on the southeast portion of the claim group is reported to contain gold at surface.  This type of silicification forms bold knobs that have survived erosion and peak through the post-mineral basalt capping.  Previous drilling efforts have focused on these intensely silicified knobs and their immediate projections.  The early exploration successes in the surrounding area have driven much of the exploration philosophy at Whiskey Flats.

Initially, exploration in the Borealis district successfully identified discrete, “dish shaped” ore bodies by drilling on top of silicified knobs.  This same exploration technique was employed at the Whiskey Flats property throughout all of the exploration programs described above.  This method of exploration at Whiskey Flats has identified at least two areas of gold mineralization.  The eastern end of the property hosts ore grade gold mineralization within a siliceous knob which is covered on the south and east by young basalt.  The western end of the property contains several siliceous knobs with sub-ore grade intercepts over substantial widths.  These knobs of silica dip to the south, covered on the south by basalt and on the west by wind-blown sand.

The recent identification of “feeder structures” under opaline silica at the Borealis Freedom Flats deposit has shifted the exploration philosophy to evaluation of the structures along strike of the apparent silica knobs.  Several fault zones within the boundaries of the Whiskey claims were noted to be highly silicified and numerous faults contain opalized material on surface.  These fault zones trend toward the silica knobs and are believed to be the structural features that provided permeability for the mobilization of mineralizing fluids.  No drilling has targeted these fault zones.

Current State of Exploration

The Whiskey Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

Geological Exploration Program

The Company has received recommendations from MinQuest regarding an exploration program for the Whiskey Property.  However, as the Whiskey Property was only acquired by the Company in March 2008, the Company has not hey determined a budget or work program for the property.

NK Property

715000mE. 755000mE. 280000mE. 310000mE. 340000mE. 370000mE. 400000mE. 430000mE. 460000mE. 490000mE. 520000mE. 550000mE. 590000mE.
NK
N E V A D A
B M A
S I E R R A N E V A D A
I L D E F
Reno
Sparks
Carson City
S. Lake Tahoe
Lake Tahoe
Fallon
Fernley
Hazen
Wadsworth
Silver Springs
Lahontan Res.
Carson Lake
Frenchman
Job Peak 2679
Stillwater
Clan Alpine
Desatoya Mts.
Austin
Railroad Pass
Bunker Hill 3497
Shoshone Range
Toiyabe Range
North Shoshone Peak 3143
South Shoshone Peak 3067
Gabbs Valley
Gabbs
Gabbs Valley Ra.
Mt. Ferguson 2548
Ione
Arc Dome
Round Mountain
Mt. Jefferson 3642
Toquima Range
Monitor Peak
Monitor Range
Hot Creek Range
Antelope Peak
Summit Mountain
Antelope Ra.
Ninemile Peak
Wildcat Peak 3203
Mahogany Hills
Bald Mt.
Manhattan
Money Peak 3123
Big Smoky Valley
Walker Lake
Wassuk Range
Gillis Ra.
Mt. Grant 3426
Babbitt
Hawthorne
Luning
Mina
Pilot Peak 2900
Excelsior Mts.
San Antonio Mts.
Tonopah
Warm Springs
Columbus Salt Marsh
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
Boundary Peak
White Mountains
Silver Peak
Piper Peak 2880
Montezuma Peak 2553
Goldfield
Cactus Ra.
Cactus Flat
Kawich Peak 2866
Kawich Range
Reveille Peak
Quartzite Mt.
Belted Range
Mt. Helen
Magruder Mt.
Scotty's Junction
Black Mt.
Pahute Mesa
Dyer
Deep Sprs.
Eureka Valley
Last Chance
Bishop
Big Pine
Mt. Humphreys
Mt. Darwin
Inyo
Yerington
Mason
Schurz
Wabuska
Dayton
Virginia City
Gold Hill
Silver City
Stewart
Genoa
Minden
Gardnerville
Smith
Wellington
Mt. Siegel
Mt. Como
Weed Heights
Sweetwater Summit
Corey Peak
Lucky Boy Pass
Bridgeport
Mono Lake
Lee Vining
Mono Craters
Tioga Pass
Mt. Conness
Mt. Dana
Tuolumne Meadows
June Lake
Mammoth Lakes
Devils Postpile Nat. Mon.
Glass Mt.
Benton
White Mt. Peak 4342
Toms Place
Bloody Mt.
Mt. Morgan
Rovana
Yosemite National Park
Yosemite Village
Yosemite Valley
Hetch Hetchy Res.
Mt. Lyell
Mt. Ritter
Merced Peak
Wawona
Fish Camp
El Portal
Mariposa
Midpines
Oakhurst
Coarsegold
Bass Lake
North Fork
Raymond
Big Creek
Lakeshore
Shaver Lake
Huntington L.
Mammoth Pool Res.
Sonora
Sonora Pass
Jamestown
Tuolumne
Twain Harte
Mi-Wuk Village
Long Barn
Pinecrest
Strawberry
Dardanelle
Leavitt Pk.
Matterhorn Peak
Eagle Peak
Columbia
Angels Camp
Murphys
Avery
Arnold
San Andreas
Altaville
Mokelumne Hill
West Point
Wilseyville
Railroad Flat
Bear Valley
Mokelumne Pk.
Fiddletown
Plymouth
Omo Ranch
Pollock Pines
Placerville
Diamond Springs
Camino
Coloma
Georgetown
Union Valley Res.
Kyburz
Echo Summit
Woodfords
Markleeville
Carson Pass
Kit Carson
Ebbetts Pass
Coleville
Walker
Topaz L.
Leek Spring Hill
Truckee
Donner Pass
Kings Beach
Tahoe City
Homewood
Tahoma
Olympic Valley
Squaw Valley
Emigrant Gap
Nordon
Dutch Flat
Gold Run
Alta
Foresthill
Hobart Mills
Loyalton
Sierraville
Sierra City
Sierra Buttes
Yuba Pass
L. Spaulding
Oakdale
Waterford
Hughson
Turlock
Denair
Snelling
Catheys Valley
Atwater
Merced
Winton
Livingston
Planada
El Nido
Chinese Camp
Groveland
Moccasin
Coulterville
Mather
Don Pedro Res.
New Melones L.
Tulloch Res.
McClure L.
Turlock L.
Map created with TOPO! ©2004 National Geographic
NAD27 Zone 10S 765000mE. 265000mE. 300000mE. 335000mE. 370000mE. 405000mE. 440000mE. 475000mE. 510000mE. NAD27 Zone 11S 595000mE.
4395000m N. 4350000m N. 4315000m N. 4280000m N. 4245000m N. 4210000m N. 4175000m N. 4140000m N.
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN 14½°
07/23/08

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the NK Property (“NK”) currently controlled by MinQuest.  On July 25, 2008 the NK Property Option Agreement was amended whereby the annual minimum work expenditures were lowered to match those of the Weepah Agreement as the two properties are at a similar stage of exploration.  Annual option payments and minimum annual exploration expenditures under the agreement are as noted below:

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

Upon execution of the Agreement, the Company paid MinQuest $20,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

The Company may use MinQuest for its mineral exploration expertise on the property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which is located within a 1 mile radius of the property will be included in the option granted to the Company for the respective property.  The agreement will terminate if the Company fails to comply with its obligations in the agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.

Description and Location of the NK Property

The NK currently consists of 24 unpatented mining claims and is located in Mineral County in an unincorporated mining area in west-central Nevada.  Access is via paved highways and gravel roads and drainages.

Exploration History of the NK Property

The previous sampling and mapping indicates at least three separate mineralized zones from 30 to 80 feet thick bisecting the property from south to north.  An additional area of alteration is indicated from silicified chips in float adjacent to the range front fault which parallels the eastern border of the range.  Along with silicification of the host rock, some areas contain quartz veins as stockworks, barite and fluorite veining, and occasional gossanous areas of high sulfide content.  Exploration work listed below has focused on apparent surface expressions of mineralization.

Westely Mines - 1984-1985 - Sampling and mapping

Brancote - 1991-1992 - Mapping and sampling

Hemlo, Cordex - 1993-1994 - Mapping and sampling

Geology of the NK Property

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

MinQuest believes the best target is the range front fault zone.  Probable alteration of volcanoclastic sediments and rhyolite tuff appear to be related to the range front fault zone.  This fault may have contributed additional structural preparation allowing further alteration and mineralization to occur.  The entire structural zone has been mostly covered by shedding material from the hillside above.  Further to the east argillized and opaline altered volcanic rock appears intermittently in the base of some ravines.

Current State of Exploration

The NK Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

Geological Exploration Program

The Company has received recommendations from MinQuest regarding an exploration program for the NK Property.  However, as the NK Property was only acquired by the Company in March 2008, the Company has not hey determined a budget or work program for the property.

Weepah Property

Weepah Hills
N E V A D A
Reno
Sparks
Carson City
S. Lake Tahoe
Lake Tahoe
Walker Lake
Mono Lake
YOSEMITE NATIONAL PARK
Tonopah
Goldfield
Silver Peak
Coaldale
Columbus Salt Marsh
Montezuma Peak
Piper Peak
Dyer
Boundary Peak
White Mountains
Bishop
Big Smoky Valley
Toquima Range
Monitor Range
Hot Creek Range
Kawich Range
Excelsior Mts.
Hawthorne
Mina
Luning
Gabbs
Austin
Fallon
Yerington
Bridgeport
Mammoth Lakes
Lee Vining
Merced
Turlock
Oakdale
Atwater
Warm Springs
Manhattan
Round Mountain
Scotty's Junction
Pahute Mesa
Deep Sprs.
Big Pine
NAD27 Zone 10S
NAD27 Zone 11S
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN
14½°
07/23/08
Map created with TOPO! ©2004 National Geographic

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Weepah Property (“Weepah”) currently controlled by MinQuest. Annual option payments and minimum annual exploration expenditures under the agreement are as noted below:

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

Upon execution of the Agreement, the Company paid MinQuest $20,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

The Company may use MinQuest for its mineral exploration expertise on the property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which is located within a 1 mile radius of the property will be included in the option granted to the Company for the respective property.  The agreement will terminate if the Company fails to comply with its obligations in the agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party.

Description and Location of the Weepah Property

The Weepah Property currently consists of 14 unpatented claims and is located in Esmeralda County, Nevada approximately 6 miles (9.6 km) northeast of Silver Peak and 21 miles (33.6 km) west-northwest of Goldfield, Nevada.  Access is via 7 miles (11 km) of paved and gravel roads from the town of Silver Peak.  The Weepah Hills prospect is approximately 5 miles (8 km) south of the historic Weepah mine and 8.5 miles (14 km) northeast of the Mineral Ridge mine.

Exploration History of the Weepah Property

The Weepah Property was likely first discovered in the 1860’s when Silver Peak was first developed.  No production is reported for the area, although historic workings suggest some small shipments may have occurred from high-grade veins.  If so, the ore was probably shipped to the nearby Silver Peak mill.  Recent exploration efforts began in the early 1980's when Grayhill Exploration sampled the property.  Since then WX Syndicate, Newmont and Mountain West Exploration have conducted exploration efforts totaling over US$100,000 in expenditures.

•	Grayhill Exploration 1983-84 Geochemical sampling
•	WX Syndicate 1986-91 4 RC holes for 500 feet (160 m)
•	Newmont 1988 Geochemical sampling
•	Mountain West 1991-92 Geochemical Sampling

A total of 500 feet (160 m) in 4 holes have been completed on the property.  All of the drilling was shallow and drilled in the pediment.  Drilling targeted the extension of mineralization within the range.  Drilling failed to encounter the mineralized zone because geology of the area was not understood.  This lack of understanding and dearth of exploration within the outcropping mineralized area leaves substantial potential for development of ore reserves.

Geology of the Weepah Property

The property lies within the southern portion of the Walker Lane structural corridor.   Mineralization is hosted within the PreCambrian Wyman Formation, Reed Dolomite and Lone Mountain Formation.  The Wyman Formation is composed of up to 300 meters of micaceous shale, thin to thick-bedded limestone and interbedded quartzite.  The Reed Dolomite is composed of over 3000 feet of thick bedded dolostone with interbedded limestone and quartzite.  The Lone Mountain Formation is composed of more than 2100 feet of massive dolomite and limestone with thin interbeds of shaley limestone.  Gold and silver mineralization at the Weepah are associated with quartz stockworks, silicified limestone and disseminations within low and high-angle shear zones.

The Weepah Hills property contains excellent untested sediment hosted mineralization. Gold and silver mineralization identified at the Weepah Hills property is of similar grades as the nearby Weepah and Mineral Ridge mines.  Surface sampling has identified two zones from 1200 to 1500 feet long and up to 50 feet wide.

Structure is the most important factor in ore control in the Silver Peak Mining District.  At the Mineral Ridge deposit ore controls are believed to be associated with detachment faults and high angle shear zones.  These structures have developed a system of stacked mineralized zones amenable to open-pit mining methods.  The historic Weepah mine is associated with a high angle fault zone with coincident lateral migration of mineralizing fluids.

The Weepah Hills property has aspects of both nearby mines showing both low and high angle fault zones and associated mineralization.  The Weepah Hills mineralization is largely localized along three parallel structures which trend northerly.  The low angle structures measure 20 to 30 degrees dipping southeasterly and nearly parallel to bedding.  The high angle structures dip 70 to 80 degrees to the west.  The mineralization has been offset by a west-northwest fault on the south end and becomes covered by massive dolomite to the north.  Gold/silver is hosted by silicified limestone, quartz veined shale and iron rich shear zones. The highest grade mineralization occurs in iron rich quartz veins within shale beds.  Numerous dikes of intermediate to felsic origin have been mapped in within the core area.

Current State of Exploration

The Weepah Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

Geological Exploration Program

The Company has received recommendations from MinQuest regarding an exploration program for the Weepah Property.  However, as the Weepah Property was only acquired by the Company in March 2008, the Company has not hey determined a budget or work program for the property.

Imperial Property

Acquisition of Interest

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldfields Inc., a Nevada corporation (“Goldfields”), to acquire the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada. Goldfields had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest, the owner of the Imperial Property.

Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of Goldfields arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, the Company paid Goldfields $250,000, which amount represents the full payment and satisfaction for the assignment by Goldfields to the Company of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by Goldfields in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by Goldfields to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by Goldfields prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. as option payments under the Property Agreement.

Description and Location of the Imperial Property

The Imperial Property is located in Esmeralda County, Nevada, approximately 60 kilometres southwest of Tonopah and 300 kilometers northwest of Las Vegas in the Railroad Springs Mining District. The property consists of 24 mineral claims elongated in an east-west direction, covering approximately 450 acres located in Railroad Pass between the Montezuma Range to the northeast and the Silver Peak Range to the southwest. The property covers portions of two adjacent US Geological Survey 7 ½’ quadrangle map sheets:  Lida Wash, Nevada and Montezuma Peak, SW Nevada. The center of the property is situated at approximately 117o 31’ 43” West longitude and 37o 33’ North latitude.

Land claims in the district are administered under Department of Interior, Bureau of Land Management (“BLM”) under the Federal Land Policy and Management Act of 1976. The Imperial claims cover portions of Sections 34, 35, and 36 in Township 4S, Range 40 East in Esmeralda County, Nevada. None of the claims have been legally surveyed. The property is most easily accessed from the community of Silver Peak, Nevada by following US route 95 west from Tonopah for a distance of 35 kilometers and turning south onto paved State Highway 295 for 21 kilometers and then west on a secondary gravel road for 500 meters to the eastern claim boundary.

MinQuest is the registered owner of 14 of the claims that make up the Imperial Property. Ten of the claims (Lida 1 to Lida 10) are registered to Richard Kern, Michael Forth, and James Motter. Under the terms of a Letter Agreement, the Lida claims have been leased to MinQuest for a period of 20 years. The lease allows MinQuest to transfer title to third parties providing all conditions of the original agreement are met.

Exploration History of the Imperial Property

The Imperial Property was first developed in the 1920’s but apparently had little or no production until the late 1930’s. The Imperial Mine produced approximately 10,000 tons of ore and was probably shut down at the beginning of World War II. The mine has two adits, the longest of which has approximately 2,600 feet of drifts and crosscuts. A 200 foot shaft, which is not accessible, is also located on the property.

The property has been explored by Energy Reserves Group, Goldsil Mining, Felmont Oil, and Nevada Star Resource Corporation. Felmont conducted the bulk of the work during 1983 – 1984 including drilling 19 reverse circulation holes. Five of these holes intercepted significant thickness of oxide gold in “Carlin-style” mineralization. Six of their holes were drilled on the area that hosted the Imperial Mine. No other holes were drilled on this target that is more than a mile long. Felmont dropped the property partly because they lost the rights to the portion of the claim covering the Imperial Mine and partly because they were taken over by Homestake.

Nevada Star conducted a soil survey over the non-Imperial Mine claim block in 1987 and partially tested the area around two of the better Felmont holes with shallow, close-spaced grid drilling. This work which defined an area of gold mineralization and confirmed the presence of Carlin-style gold in silty rocks adjacent to northeast trending high angle feeder faults, was to be followed up by drill testing of this and several other targets. However, Nevada Star was unable to raise the capital needed to continue and relinquished the property.

Goldfields completed a two phase exploration drill program that focused on the high-grade vein and disseminated gold targets within the Imperial Property. The program included 31 reverse circulation holes for a total of 7,935 feet of drilling.

The first phase of the program was completed in the fall of 2004 and included 10 drill holes for a total of 2,995 feet. All of these holes were drilled on the Imperial Target.  In addition to the drilling Goldfields has also conducted underground sampling. A total of 40 samples have been taken of quartz vein related mineralization underground. This work confirmed the presence of high grade values in the two adits sampled and will help target further drilling.

Of the first ten drill holes drilled, several intersected stopes which were not visible on existing underground maps. This was to be expected to some extent, as Phase I of the drill program was designed to test an area of previous underground mining which had already had extensive workings. Of particular interest was drill hole IR-4 which intersected 10 feet of high grade gold. This 10 foot interval (105’ to 115’) averages 0.50 oz/ton gold occurs within a 40 foot interval (110’ to 140’) that averages 0.154 oz/ton gold. Seven of the ten holes drilled contain gold intercepts exceeding 1.0 ppm (0.029 oz/ton).

The second phase of the drilling was completed in the fall of 2005.  This phase included 21 holes for a total of 4,940 feet.  Goldfields drilled 14 holes in the Resource Target area with all but 5 containing +0.01 oz/ton gold intercepts.  Two of the holes intersected, or came close to intersecting, the feeder structure within the favorable host sediment. Hole IR-22 contained 35 feet averaging 0.072 oz/ton gold and IR-23 contained 25 feet at 0.034 oz/ton gold including 5 feet at 0.096 oz/ton at the bottom of the hole.  The drilling indicates the gold is located within one nearly flat-lying favorable sedimentary unit (a calcareous siltstone) that is approximately 50 feet thick. Gold grade drops off quickly as one moves away from the feeder fault. Holes drilled beneath the mineralized unit, even those intersecting the feeder fault, were barren. The flat-lying mineralization appears to dip gently to the northwest and is approximately 200 feet wide and 40 to 50 feet thick. The gold bearing horizon has not been drilled to the southwest.

Two holes targeted the Jasperoid Breccia Target with one hole being drilled under the gold bearing jasperoid and another targeting the possible intersection of the northeast trending feeder fault with the Imperial fault.   Both of these holes (IR-25 and26) were barren. Just as at the Resource Target, these holes drilled beneath the favorable stratigraphy and missed the mineralization. Future drilling should be collared above the favorable horizon in proximity to the feeder fault.

In addition to the drilling, a total of 40 channel (continuous and consistent amount) samples were taken across veins exposed in the upper and lower adits. Sample widths were noted. Once at the assay lab each was weighed. Sample preparation, performed by ALS Chemex in Reno, Nevada, consisted of crushing the entire sample, splitting off 1,000 grams, pulverizing all 1,000 grams and splitting off 50 grams of this pulp for fire assay for gold and 50 grams for silver.

Geology of the Imperial Property

The geology of the property is described in a December, 2002 report by Geoffrey N. Goodall, President of Global Geological Consultants Ltd., a private consulting firm. Regionally, the Imperial Property is located within the Walker Lane which hosts several precious metal deposits. Two distinct types of gold mineralization occur on the Imperial Property. The first type is associated with high angle bodies of jasperoid that outcrop along the east-west axis of the property. The second type of mineralization is identified from drill hole data in the eastern part of the property. Here gold mineralization is associated with flat lying bedding and is disseminated throughout highly altered limonite stained decalcified siltstones.

Structurally, two fault sets appear closely related to mineralization. The Imperial Fault and other associated west-northwest structural zones have received the bulk of the exploration within the district. Numerous northeast trending faults, some of which are shown by soil geochemistry, have received little attention as possible feeders. Nearly all gold anomalies from the eastern half of the claims have a northeast trend. These anomalies are thought to be leakage along feeder faults.

Three primary Carlin-type targets are present at Imperial. The first and most important is the Imperial Target that has only one hole on the favourable side of the approximately 1,600 meter long structure. The second target, called the Resource Target is an open-ended 500 meter long gold in soil anomaly along a northeast trending fault system. A final target called the Jasperoid Breccia Target is a large anomaly under cover in the central portion of the claim group. The anomaly is 400 meters long and has gold in soil anomaly at its west end.

Current State of Exploration

The Imperial Property presently does not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

Geological Exploration Program

The Company is currently evaluating the drill locations and results of the programs completed by Goldfields in order to determine the next phase of exploration for the Imperial Property.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2008 and May 31, 2007:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2008	Fourth Quarter	$0.11	$0.07
	Third Quarter	$0.12	$0.075
	Second Quarter	$0.15	$0.085
	First Quarter	$0.16	$0.085

2007	Fourth Quarter	$0.21	$0.09
	Third Quarter	$0.17	$0.09
	Second Quarter	$0.23	$0.06
	First Quarter	$0.26	$0.11

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 27, 2008, there were approximately 68 (sixty-eight) holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2008, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2008
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan	5,546,000	(1)	$0.26	506,000
2005 Stock Option Plan	2,000,000		$0.25	1,000,000
Share Purchase Warrants	3,456,000		$1.48	N/A

(1)           Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2008, there were a total of 5,040,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share.  There were also a total of 1,000,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

The following discussion describes material terms of grants made pursuant to the stock option plans:

Pursuant to the 2003 and 2005 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None during the fiscal year ended May 31, 2008.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.                      Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. We have adequate funding to meet all our obligations on our current projects until at least May 31, 2009.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2009, our objective is to continue to explore the properties subject to our mining claims.  The funds in our treasury are sufficient to meet all planned activities as outlined below, with a contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending May 31, 2009.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2009.

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

Bruner and Vernal Projects.

As of May 31, 2008, we have fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects.  To May 31, 2008, we made total property option payments of $80,000 and have incurred approximately $424,000 of property expenditures.  On July 25, 2007 we made the final property option installment of $20,000.  Under the property agreement we were to have spent $500,000 by July 25, 2008.  As of May 31, 2008 there is a shortfall in expenditures of approximately $76,000.  The Company intends to undertake an exploration program in 2009 to complete its obligations under the Bruner and Vernal agreement.

Moss Property

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditure.

Margarita Property

On January 29, 2008, the Company acquired the rights to the Margarita Property.  Subsequent to the completion of a drill program, the Company terminated the Margarita Property Option Agreement. As a result of terminating the Margarita Property Option Agreement, the Company agreed to pay the 2008 annual claim filings fees on the property of $8,268.  Under the release agreement, the Company was not required to make the $100,000 payment due May 31, 2008 and no longer has any obligations under the agreement.

Whiskey Property

The Company acquired the Whiskey Property on March 15, 2008 and is required to make a property option payment of $50,000 and incur $50,000 in expenditures on the Whiskey Property by March 15, 2009.

NK Property

The Company acquired the NK Property on March 15, 2008 and is required to make a property option payment of $20,000 and incur $50,000 in expenditures on the NK Property by March 15, 2009.

Weepah Property

The Company acquired the Weepah Property on March 15, 2008 and is required to make a property option payment of $20,000 and incur $50,000 in expenditures on the Weepah Property by March 15, 2009.

Imperial Property

On May 30, 2008, the Company acquired the rights to the Imperial Property.  The Company made a property option payment of $20,000 on July 1, 2008 and is required to incur $100,000 in property expenditures in the next year.

Results of Operations

The Twelve Months Ended May 31, 2008 compared to the Twelve Months Ended May 31, 2007

The Company had no revenues during the fiscal years ended May 31, 2008 and May 31, 2007 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2008 was $1,325,808 compared to $423,488 in fiscal 2007.   The net loss from operations increased significantly in 2008 compared to 2007 due to a large increase in exploration expenses to $1,172,292 in 2008 from $250,634 in 2007, an increase of $921,658.  In 2008, the Company acquired the Margarita Property for $200,000 and the Imperial Property for $250,000.  In addition, the Company acquired the Whiskey, NK, and Weepah Properties for an aggregate initial option payment of $90,000.  Also in 2008, the Company completed drill programs on both the Bruner and Margarita Properties.  In 2007, the Company’s only major exploration activity was to undertake a drill program on the Moss Property.  Other than making the required property option payment of $20,000, the Company did not incur any significant expenditures related to the Bruner or Vernal properties in the twelve months ended May 31, 2007.

General and administrative expenses were $153,516 in 2008 compared to $172,854 in 2007, a decrease of $19,338.  The decrease was largely due to the recognition in 2007 of $26,611 in stock-based compensation relating to stock options granted during 2006 while for 2008, the effect of revaluing the options granted in 2006 resulted in a reversal of the expense of $973. No stock options were granted in 2008 or 2007.

Interest income decreased to $108,903 in 2008 from $127,059 in 2007.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

The Twelve Months Ended May 31, 2007 compared to the Twelve Months Ended May 31, 2006

The Company had no revenues during the fiscal years ended May 31, 2007 and May 31, 2006 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2007 was $423,488 compared to $401,847 in fiscal 2006.   While the total net loss from operations was consistent between the two years, the components of the loss were different.  Exploration expenses increased to $250,634 in 2007 from $187,407 in 2006, an increase of $63,227.  In 2007, the Company undertook a drill program on the Moss Property while the majority of the costs for the previous Moss drill program were incurred at the end of fiscal 2005 resulting in only a small portion of exploration costs being incurred in the twelve months ended May 31, 2006.  Partially offsetting the increased spending on the Moss property in 2007 was a large reduction in spending on the Bruner property.  Other than making the required property option payment, the Company did not incur any significant expenditures related to the Bruner or Vernal properties in the twelve months ended May 31, 2007.  The previous drill program on the Bruner property began in fiscal 2005 and concluded in the first portion of fiscal 2006.  As a result, in the twelve months ended May 31, 2006, the Company incurred exploration costs relating to the Bruner property.

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

Liquidity and capital resources

We had total assets of $2,147,020 at May 31, 2008 consisting of cash of $2,115,513, net office equipment of $352, and reclamation deposits of $31,155.  We had total liabilities of $328,762 at May 31, 2008 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to May 31, 2009:

-	$110,000 in connection with property option payments under the Company’s Whiskey, NK, Weepah, Imperial option agreements. The $20,000 for the Imperial Property was paid in July 2008;

-	$388,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$119,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $882,663 for the year ended May 31, 2008 while it was $233,693 for 2007.  A significant portion of the increase was due to an increase in the net loss to $1,211,237 in 2008 from $295,288 in 2007.  Partially offsetting the effect of a higher net loss in 2008 was a cash inflow from the increase in accounts payable and accrued liabilities of $326,678 in 2008 compared to an inflow of $521 in 2007.  Included in the loss for 2008 was a reversal of stock-based compensation of $973 related to options granted in 2006 while in 2007 the amount was an expense of $26,611.  Cash inflows of $30,528 relating to the recovery of prepaid expenses occurred in 2007 while an inflow of $1,472 was received in 2008.

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

There were no investing activities in 2007 while in 2008 the Company paid reclamation deposits on the Imperial, Margarita, and Vernal properties totaling $31,155.  There were no financing activities in either 2008 or 2007.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2009, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.                        Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of May 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended May 31, 2008 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal controls over financial reporting as of May 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of May 31, 2008, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART II

Item 10.                      Directors, Executive Officers and Corporate Governance.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	68	June 23, 2003(1)
Robert A. Sibthorpe	Director	58	June 23, 2003
Duncan Budge	Director	57	October 13, 2005

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

Robert Coale has been a Director since June 2003 and our Chairman, President, and Chief Executive and Operating Officer and Secretary and Treasurer since October 2005.   Since April 2004 he has also been a Director of Giant Oil & Gas Inc., a publicly traded natural gas exploration company. He is a Professional Engineer with two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) and an MBA from the University of Minnesota (1982).  He has over 40 years of resource related business and management experience.   Mr. Coale is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.

Robert A. Sibthorpe has been a director since June 23, 2003, and is an exploration Geologist and Financial Analyst with more than 30 years of multi-disciplinary experience in many aspects of the natural resource sector. Since the beginning of 2003 he has acted as an independent consultant and director. From March 2003, to November 2003 Mr. Sibthorpe sat on the Board of Freegold Ventures Corp., a Canadian listed public company that is an exploration stage mining company, and since June of 2001 has provided independent consulting services to Rare Earth Metals Corp., another Canadian listed public company that is an exploration stage mining company. From January 2003 to March 2003 Mr. Sibthorpe was involved with project generation and review for Olympus Pacific Minerals Ltd., a company listed on the Toronto Venture Exchange that is an exploration stage mining company. From January 2001 to January of 2003 Mr. Sibthorpe acted as Senior Vice President of Business Development in Vancouver for Ivanhoe Mines Ltd., a Toronto Stock Exchange listed public company that is a reserve stage mid-tier copper and iron ore producer, where he was responsible for evaluating new opportunities, and for advancing properties of merit already held by the company. By forming and running a “Small Mines Unit”, he was directly responsible for placing into commercial production an epithermal gold deposit in Korea and advancing two other Asian gold properties to the Feasibility Study level. From May of 1999 to January of 2001 Mr. Sibthorpe was Senior Mining Analyst for Canaccord Capital Corp. (Vancouver), a private Canadian brokerage house. In 1997 and 1998 Mr. Sibthorpe acted as an independent consultant and director based out of Phoenix, Arizona, and from May 1997 to August of 2000 acted as an outside director for InnovaCom Inc., a U.S. public developmental stage technology company that focuses on video compression technology. Mr. Sibthorpe also acts as a Director for Madison Minerals, Inc., a Toronto listed public company that is an exploration stage mining company, and has done so since October of 1996. From June of 1986 to September of 1996 Mr. Sibthorpe acted as Director and Senior Analyst Corporate Finance (Canada), working in Toronto and Vancouver for Yorkton Securities Inc., a private brokerage house that directly or through syndication raised some $3 billion in equity capital for the mining sector during that ten year period. From June of 1979 to May of 1986 he worked at Midland Doherty Ltd., a brokerage house, as Institutional Mining Analyst and was appointed a Director and Head of Research for that firm. A graduate of the University of Toronto in 1971, he began his career as a geologist conducting exploration programs for mining companies in Canada, the Middle East and the Republic of South Africa for ten years, and in 1978 completed an MBA at the University of Toronto.

Duncan Budge has served on our Board of Directors since October 2005. He is a professional accountant who since 2001 has worked as an independent financial consultant to firms in a variety of industries. He owned and operated his own Chartered Accounting firm from 1990 to 2001 until his retirement. Mr. Budge has a Bachelor of Commerce degree from the University of British Columbia and obtained his Chartered Accountant designation in 1977. Subsequent to his retirement in 2001, Mr. Budge resigned his Chartered Accountant designation and as a result is not currently a Chartered Accountant. Mr. Budge is also on the Board of Directors of Strata Oil & Gas Inc., Giant Oil & Gas Inc., and Power Oil & Gas Inc., all of which are publicly traded oil and gas exploration companies.

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

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2008, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation

Since November 1, 2005, we have paid $2,500 per month to Mr. Robert Coale, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, treasurer, and a director, pursuant to a service agreement dated of such date.  In order to preserve the cash resources of the Company, effective June 1, 2008, Mr. Coale has agreed to suspend the payment for his services.  For the years ended May 31, 2008 and 2007, the Company paid $30,000 pursuant to this agreement.  The agreement has indefinite term but can be cancelled by either party with 30 days written notice.  The agreement does not provide for severance or termination benefits of any kind.  We have no other officers.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2008 and 2007 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2008, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2008 and whose total compensation during the fiscal year ended May 31, 2008 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2008 and whose total compensation during the fiscal year ended May 31, 2008 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale(1)	2008	30,000	0	0	0	0	0	0	30,000
	2007	30,000	0	0	0	0	0	0	30,000

(1) Mr. Coale is our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director.  He is our only officer.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	100,000(1)	0	0	0.05	June 23, 2013	0	0	0	0
	133,333(2)	66,667(2)	0	0.25	March 10, 2016	0	0	0	0

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

Compensation of Directors

Except as described above under the section entitled “Summary Compensation,” none of our directors received any compensation during the fiscal year ended May 31, 2008.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 28, 2008, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,224,400 shares of Common Stock which are issued and outstanding as of August 28, 2008.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., #501-1775 Bellevue Avenue, West Vancouver, British Columbia, Canada, V7V 1A9.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Almir Ramic	1,730,000	(1)	6.6%
Colin Bruce Worth	1,600,000	(2)	6.1%
Robert A. Sibthorpe	3,400,000	(3)	13.0%
Robert D. Coale	3,300,000	(4)	12.6%
Duncan Budge	100,000	(5)	*
Directors and Officers as a Group (3 individuals)	6,800,000		25.9%

* Represents less than 1%.

(1)	Includes 1,280,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. All such warrants are currently exercisable.
(2)	Includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth. All such warrants are currently exercisable.
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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2008 and 2007 are set forth below:
	Fiscal year ending May 31, 2008	Fiscal year ending May 31, 2007
Audit Fees	$27,000	$25,105
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
As of May 31, 2008, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan. (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. (6)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and the Company (13)
10.15	Assignment and Assumption Agreement dated January 29, 2008 between the Company and American Goldrush Corp. (14)
10.16	Whiskey Flat Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)

10.17	NK Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.18	Weepah Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.19	Assignment and Assumption Agreement dated May 30, 2008 between the Company and American Goldfields Inc. (16)

31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.
(2) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.
(3) Previously filed as exhibits to the Company’s May 31, 2003 Form 10-K submitted to the SEC on August 26, 2003.
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
(11) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on November 18, 2005 File Number 333-129840.
(12) Previously filed with the Company’s Form 8-K submitted to the SEC on March 10, 2006.
(13) Previously filed as an exhibit to the Company’s May 31, 2007 Form 10-K submitted to the SEC on August 29, 2008.
(14) Previously filed with the Company’s Form 8-K submitted to the SEC on February 1, 2008.
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2008 and 2007

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2008 and 2007	F - 2

Statements of Operations for the
Years Ended May 31, 2008 and 2007 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2008	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2008	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2008 and 2007 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2008	F – 11

Notes to Financial Statements	F - 13

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2008 and 2007, and the related statements of operations and cash flows for the two years ended May 31, 2008 and 2007 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2008, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended May 31, 2008 and 2007 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 25, 2008

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road , Salt Lake City , Utah   84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,	May 31,
	2008	2007
ASSETS:
Current Assets:
Cash	$2,115,513	$3,029,331
Prepaid Expense	-	1,472
Total Current Assets	2,115,513	3,030,803
Reclamation deposits (note 4)	31,155	-
Office Equipment, Net	352	1,749

Total Assets	$2,147,020	$3,032,552

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$328,762	$2,084

Total Current Liabilities	328,762	2,084

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2008 and 2007	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
May 31, 2008 (May 31, 2007 – 26,224,400)	26,224	26,224
Paid-In Capital	26,382,663	26,383,636
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(24,533,186)	(23,321,949)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	1,818,258	3,030,468

Total Liabilities and Stockholders’ Equity	$2,147,020	$3,032,552

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2008	2007	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	1,172,292	250,634	2,989,051
General and Administrative	153,516	172,854	21,945,679

Net Loss from Operations	(1,325,808)	(423,488)	(24,934,730)

Other Income (Expense)
Interest	108,903	127,059	406,003
Currency Exchange	5,668	1,141	(4,459)

Net Other Income (Expense)	114,571	128,200	401,544

Net Loss	$(1,211,237)	$(295,288)	$(24,533,186)

Basic and Diluted loss per
Share	$(0.05)	$(0.01)

Weighted Average Shares
Outstanding	26,224,400	26,258,455

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State
Balance at May 31, 2000	—	$—	15,230,400	$15,230	$35,970	$—	$(16,485)	$(41,082)	$—

Contributed Capital	—	—	—	—	3,788	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(3,811)
Currency Translation Adjustment	—	—	—	—	—	—	172	—	—

Balance at May 31, 2001	—	—	15,230,400	15,230	39,758	—	(16,313)	(41,082)	(3,811)

Contributed Capital	—	—	—	—	2,080	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(2,630)
Currency Translation Adjustment	—	—	—	—	—	—	(48)	—	—

Balance at May 31, 2002	—	—	15,230,400	15,230	41,838	—	(16,361)	(41,082)	(6,441)

Contributed Capital	—	—	—	—	3,972	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(11,215)

Balance at May 31, 2003	—	—	15,230,400	15,230	45,810	—	(16,361)	(41,082)	(17,656)

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance at May 31, 2003	—	$—	15,230,400	$15,230	$45,810	$—	$(16,361)	$(41,082)	$(17,656)

June 11, 2003 Issuances of Preferred Shares for Services	13,500,000	13,500	—	—	—	—	—	—	—

Shares from Former Officer/Directors	—	—	(5,320,000)	(5,320)	5,320	—	—	—	—

July 25, 2003, Shares andWarrants Issued for Cash	—	—	350,000	350	367,150	—	—	—	—

July, 2003 Compensation from Issuance of Stock Options Below Fair Market Value	—	—	—	—	235,354	—	—	—	—

September 2, 2003, Preferred Shares Converted to Common	(13,500,000)	(13,500)	13,500,000	13,500	—	—	—	—	—

September 12, 2003, Stock Options Exercised	—	—	200,000	200	9,800	—	—	—	—

September 17, 2003, Stock Options Exercised	—	—	930,000	930	45,570	—	—	—	—

September 22, 2003, Stock Options Exercised	—	—	525,000	525	25,725	—	—	—	—

September 23, 2003, Stock Options Exercised	—	—	105,000	105	8,895	—	—	—	—

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance May 31, 2006	—	$—	26,279,400	$26,279	$26,435,970	$(79,000)	$(16,361)	$(41,082)	$(23,026,661)

January 12, 2007, Cancellation
Of 55,000 common shares	—	—	(55,000)	(55)	(78,945)	79,000	—	—	—

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	26,611	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(295,288)

Balance May 31, 2007	—	—	26,224,400	26,224	26,383,636	—	(16,361)	(41,082)	(23,321,949)

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	(973)	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(1,211,237)

Balance May 31, 2008	—	$—	26,224,400	$26,224	$26,382,663	$—	$(16,361)	$(41,082)	$(24,533,186)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2008	2007	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,211,237)	$(295,288)	$(24,533,186)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(973)	26,611	5,004,522
Stock Issued for Services	—	—	16,267,500
Depreciation	1,397	1,397	3,841

Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	—	2,538	—
(Increase) Decrease in Prepaid Expenses	1,472	30,528	—
Increase (Decrease) in Accounts Payable	326,678	521	322,519

Net Cash Used in Operating Activities	(882,663)	(233,693)	(2,934,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposits	(31,155)	—	(31,155)
Net Cash Used in Investing Activities	(31,155)	—	(35,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Shares	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(913,818)	(233,693)	2,115,513
Cash and Cash Equivalents
at Beginning of Period	3,029,331	3,263,024	—
Cash and Cash Equivalents
at End of Period	$2,115,513	$3,029,331	$2,115,513

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2008	2007	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable By the Cancellation of Common Stock	$—	$79,000	$79,000

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded for the year ended May 31, 2006.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued in subsequent periods resulting in a reversal of stock option expense of ($973) at May 31, 2008 and an additional option expense of $26,611 at May 31, 2007 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2008 and 2007 respectively.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2008. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since June 1, 2000 the Company has been in the exploration state.  The Company has not realized any revenue from its present operations.  During the year ended May 31, 2008, the Company incurred a loss of $1,211,237 and has an accumulated deficit of $24,533,186 at May 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $617,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2008, the company has outstanding options and warrants of 1,385,000 and 3,456,000, respectively of which 1,218,333 and 3,456,000 are exercisable.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2008 and 2007 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the years ended May 31, 2008 or 2007 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2008 or 2007.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the year ended May 31, 2008 or 2007 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at May 31, 2008 or 2007.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of amortizing and revaluing the common stock option expense for unvested options granted in the year ended May 31, 2006, a reversal of stock option expense of ($973) (2007 – an expense of $26,611) has been recognized in the Statement of Operations at May 31, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2008 and 2007.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,
	2008	2007

Equipment	$645	$645
Furniture	3,548	3,548
	4,193	4,193
Less accumulated depreciation	(3,841)	(2,444)

Total	$352	$1,749

Depreciation expense of $1,397 has been recorded for each of the respective years ended May 31, 2008 and 2007.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

SFAS 159

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

SFAS 141R

In December 2007, the FASB issued SFAS 141R “Business Combinations” and SFAS 160 “Non-controlling Interests in Consolidated Financial Statements”, which are both effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The implementation of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

SFAS 161

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The implementation of SFAS 161 is not expected to have a material impact on the Company’s financial statements.

FIN 48

In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 uses a two-step approach for evaluating tax positions.  The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  The second step, measurement, is only addressed if the recognition threshold is met; under this step, the tax benefit is measured as the largest amount of the benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement.  FIN 48’s use of the term “more likely than not” represents a greater than 50 percent likelihood of occurrence.  The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for fiscal year in which the enterprise adopts the Interpretation.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

Effective May 1, 2007 the Company adopted FIN 48.  The adoption did not result in any adjustment to opening retained earnings under US GAAP.  As a result of the implementation of FIN 48, the Company did not recognize any liabilities for unrecognized tax benefits.  In the event that the Company recognizes interest accrued related to unrecognized tax benefits, it will be recorded in interest expense.  Any penalties will be recorded in general and administrative expense.

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties (Note 13) the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.

NOTE 5 - INCOME TAXES

As of May 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,700,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 6 – EXPLORATION STATE COMPANY

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of May 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Pursuant to the agreement the Company will pay Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement shall be for an indefinite term, cancellable in writing by either party with 30 days written notice.  For each of the years ended May 31, 2008 and 2007 the Company paid $30,000 pursuant to this agreement.

NOTE 8 - STOCK OPTIONS

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2008, 5,040,000 stock options have been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 Plan.  In most cases the fair value of the stock issued was higher than the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004.   No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan.  No options were granted under the 2005 Plan for the year ended May 31, 2008.  For the year ended May 31, 2006, 1,000,000 were granted to various directors and consultants for an exercise price of $0.25 per share.  No options were granted under the 2005 Plan during the years ended May 31, 2008 or 2007.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2006. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	456,000	435,000	$0.24
Options granted	-	-	-
Options cancelled	50,000	(50,000)	$0.05
Options exercised	-	-	-
Balance, May 31, 2008 and 2007	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2006	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, May 31, 2008 and 2007	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2008:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	5.08	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	7.75	$ 0.25	833,333	$ 0.25
$ 0.80	5,000	5.17	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	5.17	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	1,218,333	$ 0.25

The aggregate intrinsic value of stock options outstanding  at May 31, 2008 was $10,500 and the aggregate intrinsic value of stock options  exercisable at May 31, 2008 was also $10,500.  No stock options were exercised in 2008.

As of May 31, 2008, there was a total of $1,546 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 0.75 years.

A summary of status of the Company’s unvested stock options as of May 31, 2008 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at June 1, 2006	750,000	$0.25	$0.21
Granted	-	-	-
Vested	(416,667)	0.25	0.21

Unvested at May 31, 2007	333,333	0.25	0.21
Granted	-	-	-
Vested	(166,666)	0.25	0.21

Unvested at May 31, 2008	166,667	$0.25	$0.21

NOTE 9 - WARRANTS

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

The following table sets forth common share purchase warrants outstanding as of May 31, 2008:

Warrants Outstanding
Balance, May 31, 2006	4,856,000
Warrants granted	-
Warrants expired	(1,400,000)
Balance, May 31, 2008 and 2007	3,456,000

The following table lists the common share warrants outstanding at May 31, 2008.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	1.50	864,000	$ 1.40
864,000	$ 1.45	1.50	864,000	$ 1.45
864,000	$ 1.50	1.50	864,000	$ 1.50
864,000	$ 1.55	1.50	864,000	$ 1.55
3,456,000			3,456,000

NOTE 10 - COMMON STOCK TRANSACTIONS

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

NOTE 11 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2008, there are no preferred shares outstanding.

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

NOTE 12 - STOCK SPLITS

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

NOTE 13 - MINERAL PROPERTIES

Bruner  and Vernal Properties

The Company has an agreement with Minquest, Inc. (“MinQuest”) which gives us the right to purchase 100% of the mining interests of two Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company. Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

In order to earn a 100% interest in these two properties, the Company must pay MinQuest and incur expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If the Company has not incurred the requisite expenditures to maintain the option in good standing, the Company  has a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since the payment obligations are non-refundable, if the Company does not make any payments, it will lose any payments made and all our rights to the properties. If all said payments are made, then the Company will acquire all mining interests in the properties, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at any time to discontinue making the payments if the exploration is determined to be unfeasible.

To May 31, 2008 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company will be required to have incurred $500,000 on exploration.  To May 31, 2008 the Company has incurred approximately $424,000 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $76,000 during 2009.

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

On March 4, 2004, the Company signed an agreement that allowed it to acquire a 100 percent interest in 63 unpatented claims contiguous to the 15 patented claims at the Moss Property.   The Company acquired these claims from MinQuest for a one time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.

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

Included in the assignment to the Company were all sums incurred by Goldrush in connection with its exploration of the Margarita Property which includes a reclamation bond previously paid by Goldrush to the Forest Service in Arizona, all expenditure credits incurred by Goldrush prior to the execution of the Agreement and all property option payments made to the Margarita Property owner. In addition, Goldrush also assigned all of its rights and obligations under the Finders’ Fee Agreement to the Company.  Subsequent to the execution of the Agreement, Goldrush did not retain any interest in the Margarita Property.

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

Subsequent to the completion of a drill program on the Margarita Property, the Company terminated its option under the property option agreement and does not currently have any interest in the Margarita Property.

Whisky, NK, and Weepah Properties

On March 15, 2008, the Company executed three separate property option agreements (the “Agreements”) with MinQuest granting the Company the right to acquire 100% of the mining interests of three Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company.

The properties consist of the Whiskey Flat Property (“Whiskey”), NK Property (“NK”), and the Weepah Property (“Weepah”) (collectively the “Properties”).  Each of the Agreements is a separate agreement that can be terminated irrespective of the status of any of the other Agreements.

The Properties are located in Nevada with the Whiskey and NK being in Mineral County while the Weepah is located in Esmeralda County.  The Whiskey Property currently consists of 83 unpatented mining claims, the NK Property currently consists of 24 unpatented mining claims, and the Weepah Property currently consists of 14 unpatented claims.

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

Imperial Property

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldfields Inc., a Nevada corporation (“American Goldfields”), to acquire the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada (the “Property”). American Goldfields had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest, the owner of the Property.

Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, the Company paid American Goldfields $250,000, which amount represents the full payment and satisfaction for the assignment by American Goldfields to the Company of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by American Goldfields to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by American Goldfields prior to the Agreement; and (iii) the $120,000 paid to MinQuest as option payments under the Property Agreement.

As of May 31, 2008, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 28, 2008	By:	/s/ Robert Coale
	Name:	Robert Coale
	Title:	President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Robert Coale	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	August 28, 2008
Robert Coale

/s/ Robert Sibthorpe	Director	August 28, 2008
Robert Sibthorpe

/s/ Duncan Budge	Director	August 28, 2008
Duncan Budge