Form 10-Q
period 2008-08-31
PATRIOT GOLD CORP
filed 2008-10-14
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 000-32919

PATRIOT GOLD CORP.
(Exact name of registrant as specified in its charter)

3651 Lindell Road, Suite D
Las Vegas, Nevada 89103
(Address of principal executive offices) (Zip Code)

(702) 456-9565
(Registrant's telephone number, including area code)

501-1775 Bellevue Avenue, West Vancouver B.C. V7V 1A9, Canada
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of October 13, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	August 31,	May 31,
	2008	2008
ASSETS:	(Unaudited)
Current Assets:
Cash	$1,752,957	$2,115,513

Total Current Assets	1,752,957	2,115,513

Reclamation Deposits	31,155	31,155
Office Equipment, Net	-	352

Total Assets	$1,784,112	$2,147,020

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$88,201	$328,762

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at August 31, 2008 and May 31, 2008	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
August 31, 2008 and May 31, 2008	26,224	26,224
Paid-In Capital	26,381,028	26,382,663
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(24,653,898)	(24,553,186)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	1,695,911	1,818,258

Total Liabilities and Stockholders' Equity	$1,784,112	$2,147,020

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2008	2007	State

Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses
Mineral claim payments and exploration expenditures	108,254	39,833	3,097,305
General and Administrative	31,456	16,270	21,977,135

Net Loss from Operations	(139,710)	(56,103)	(25,074,440)

Other Income (Expense)
Interest	11,367	30,062	417,370
Currency Exchange	7,631	2,188	3,172
Net Other Income (Expense)	18,998	32,250	420,542

Net Loss	$(120,712)	$(23,853)	$(24,653,898)

Basic & Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2008	2007	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(120,712)	$(23,853)	$(24,653,898)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(1,635)	(9,514)	5,002,887
Common Stock Issued for Services	-	-	16,267,500
Depreciation	352	349	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	-	(5,000)	-
Increase (Decrease) in Accounts Payable	240,561	4,775	81,958

Net Cash Used in Operating Activities	(362,556)	(33,243)	(3,297,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	(900)	(31,155)

Net Cash Used in Investing Activities	-	(900)	(35,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(362,556)	(34,143)	1,752,957
Cash and Cash Equivalents
at Beginning of Period	2,115,513	3,029,331	-
Cash and Cash Equivalents
at End of Period	$1,752,957	$2,995,188	$1,752,957

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

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded for the year ended May 31, 2006.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued in subsequent periods resulting in an additional option expense of $26,611 at May 31, 2007and a reversal of stock option expense of ($973) at May 31, 2008 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2008 and 2007 respectively.

The unvested portions of the options have been revalued at August 31, 2008 resulting in a reversal of stock option expense of ($1,635) (2007 – reversal of ($9,514)) due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2008 and August 31, 2008.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2008 has been omitted.  The results of operations for the three month period ended August 31, 2008 is not necessary indicative of results for the entire year ending May 31, 2009.

Nature of Operations

The Company has no products or services as of August 31, 2008.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $24,653,898 for the period from June 1, 2000 (inception of exploration state) to August 31, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $352 was charged to general and administrative expenses during the quarter ended August 31, 2008 (2007 – $349).

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

Foreign Currency

Prior to the quarter ending August 31, 2003, the Company’s primary functional currency was the Canadian dollar.  During the quarter ended August 31, 2003, the Company underwent some significant changes in its operations.  Prior to May 31, 2000, the Company was in the business of producing ostrich meat in Canada.  Subsequently on June 1, 2000, the Company ceased operations and remained dormant until June 2003, when the Company decided to enter the mining industry in the United States.  Due to the change in direction the Company was headed, the majority of its operations and transactions would be located in the United States and the majority of the transaction would be in U.S. dollars.  This was considered “a significant change in economic facts and circumstances” per SFAS 52, Appendix A and thus the Company changed its functional currency from the Canadian dollar to the U.S. dollar.

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period ended August 31, 2008 the Company recognized a transaction gain of $7,631 (2007 - $2,188 gain).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for August 31, 2008 and 2007 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three months ended August 31, 2008 or 2007 and accordingly, no compensation expense was recognized under APB No. 25 for the three months ended August 31, 2008 or 2007.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three months ended August 31, 2008 and 2007, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at August 31, 2008 and 2007.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of ($1,635) in stock-based compensation has been recognized in the Statement of Operations at August 31, 2008 (2007 - reversal of ($9,514)).

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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.

NOTE 3 - INCOME TAXES

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of August 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Pursuant to the agreement the Company agreed to pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.  The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement.  For the three months ended August 31, 2008, the Company paid $2,500 (2007 - $7,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended August 31, 2008, the Company made total property payments of $20,000 to MinQuest related to a property option payment for the Imperial Property.  Included in the net loss for three months ended August 31, 2008 is an amount of $6,750 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of August 31, 2008, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of August 31, 2008, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,000,000 remain available to be granted under the 2005 plan.

No stock options were granted under either plan during the three months ended August 31, 2008 or 2007. The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	$-
Options exercised	-	-	-
Balance, August 31, 2008	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, August 31, 2008	1,000,000	1,000,000	$0.25

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2008:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.05	300,000	4.83	$0.05	300,000	$0.05
$0.25	1,000,000	7.50	$0.25	833,333	$0.25
$0.80	5,000	4.92	$0.80	5,000	$0.80
$1.03	80,000	4.92	$1.03	80,000	$1.03

	1,385,000		$0.25	1,218,333	$0.25

The aggregate intrinsic value of stock options outstanding at August 31, 2008 was $4,500 and the aggregate intrinsic value of stock options exercisable at August 31, 2008 was also $4,500.  No stock options were exercised during the quarter ended August 31, 2008.

As of August 31, 2008, there was a total of $514 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 0.50 years.

A summary of status of the Company’s unvested stock options as of August 31, 2008 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2008	166,667	0.25	0.21
Granted	-	-	-
Vested	-	-	-
Cancelled	-	-	-

Unvested at August 31, 2008	166,667	$0.25	$0.21

The following table sets forth common share purchase warrants outstanding as of August 31, 2008:

Warrants Outstanding
Balance, May 31, 2008	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, August 31, 2008	3,456,000

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table lists the common share warrants outstanding at August 31, 2008.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	1.25	864,000	$ 1.40
864,000	$ 1.45	1.25	864,000	$ 1.45
864,000	$ 1.50	1.25	864,000	$ 1.50
864,000	$ 1.55	1.25	864,000	$ 1.55
3,456,000			3,456,000

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2008 filed by the Company with the Securities and Exchange Commission.

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

Financing over the next twelve months

Over the next twelve months, the Company intends to explore various properties to determine whether they contain commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Arizona and Nevada contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have acquired several properties and we have several properties under option. We have already conducted various kinds of exploration on these properties, including mapping, sampling, surveying and drilling, and we expect to conduct further exploration of these properties. There has been no indication as yet that any mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Exploration Programs

Bruner and Vernal Agreement

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc. (“MinQuest”), a Nevada corporation, we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.  Together, these two properties consist of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.

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

To August 31, 2008 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company was to have incurred $500,000 on exploration.  To August 31, 2008 the Company has incurred approximately $437,000 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $63,000 during fiscal 2009.

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

In addition to our drilling programs noted below, our exploration program to date at Bruner has included:

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

The Board of Directors approved a 2007 exploration budget of approximately $120,000 for the Bruner Property.  In November 2007, the Company drilled three holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks.  The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast.  All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled to a depth of 1,000 and B-20 was drilled 1,240 feet deep.  All three holes contained intermittent gold at various depths.

The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant grade gold over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.   The Company is currently evaluating these results and will determine the course of action for the Bruner property in the coming months.

VERNAL PROJECT

The property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.   We hold the property via 12 unpatented mining claims (240 acres).

In July 2003, members of our Board of Directors and geology team made an onsite inspection of Vernal.  At the Vernal property, mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed.  In March 2005, we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service.  As a result of the Company not having immediate plans to conduct drilling on the Vernal property in 2005, the Company stopped the permitting process before receiving drilling permits for the Vernal property.

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling.   The Board of Directors has approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property.  The program is to include trenching and mapping.  The Company is currently re-evaluating its plans for the Vernal property as the Company may choose to make additional expenditures on the Bruner property rather than the Vernal property.

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

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff.  The total purchase price of $50,000 was made in one installment of $10,000 in December 2003 and one installment of $40,000 in February 2004.
MinQuest Claims

We hold the MinQuest claims via 63 unpatented mining claims that were acquired from MinQuest.   On March 4, 2004, we signed the agreement to acquire a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.  A three percent NSR production royalty is retained by MinQuest.

Williams Property

The property is comprised of six patented claims which, as a group, we call the Williams Property. These claims were held collectively by as many as 23 owners within an extended family who were represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams Property.

In October 2003, our former director Robert Sibthorpe (who is a geologist by training) had evaluated the proposal for the purchase of the Williams Property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up.  In November 2003 we executed a letter of intent to purchase a 100% interest in Williams Property owned by the extended family. This property is unrelated to and separate from the MinQuest Claims.  The sellers delivered to us all information in their possession regarding the Williams Property.  During the six-month period after the signing of the letter of intent we had the right to conduct our due diligence on the Williams Property and if we decided not to proceed we had to give the sellers and escrow agent notice no less than 10 days prior to the six-month anniversary of our intention not to close. During this period we could not perform mining or remove any ore from the property. We were responsible for all costs and expenses associated with the purchase of the Williams Property, including escrow fees, cost of feasibility study, charges resulting from any tests, environmental assessments reports or surveys, and any exploration activity costs. Once we had concluded our analysis and had determined that it is feasible to close on the purchase of the Williams Property, doing so would give us full rights to begin mining operations.

At the recommendation of Mr. Sibthorpe, in January, 2004, Mr. Robert Coale (P.E.), another one of our directors, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (things present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling.  On January 31, 2004 Robert Sibthorpe wrote a report with a summary of the property, a review of the draft budget supplied by Richard Kern, our work program contractor, and a layout of the drilling program planned for the property.

The drilling was conducted throughout the spring and early summer of 2004, and in June 2004 Mr. Sibthorpe wrote a report incorporating the results of the drill program which encouraged us to pursue the project. Also in June 2004, Mr. Kern sent a memo to the Company regarding the potential at the Williams property. Mr. Kern’s recommendation was that we should proceed with the purchase of the Williams Property.

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

Exploration Programs

Our exploration of the Moss Property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins.  The Moss Property contains the site of the former Moss Mine.  The most significant historic mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply northerly. These veins should intersect the Moss Mine vein at depth. The deepest vein intercepts at Moss are less than 400 feet. The Ruth vein should intersect the Moss Mine vein at 800-900 feet below the surface. If the Moss Mine vein is the feeder for the Ruth vein it should contain similar gold values at that level. The Moss Mine vein needs drill testing to a depth of 900 feet to determine its potential to contain high-grade gold mineralization.

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

In the spring of 2008, the Company submitted core samples to a laboratory where leach testing was conducted.  Leaching was conducted in both bench scale (Bottle rolls) and in columns using crushed ore as the feed sample.  Three column leach tests at 3 different crush sizes were completed on the Moss drilling samples. They were leached for 120 days. The fine crush of ¼ inch had 66% of the gold and 42% of the silver recovered in 120 days.  The recovery curve is still not flat at the end of 120 days indicating additional gold/silver could be recovered. The recoveries are already near the 70% gold and 50% silver that is average for the industry.  The 1 inch crush column recovered 39% of the gold and 14% of the silver after 120 days, but the leach curve again indicates no significant decrease in % recovery by month indicating that greater recoveries may be obtained over longer periods of time.

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

WHISKEY, NK, and WHEEPAH PROPERTIES

On March 15, 2008, the Company executed three separate property option agreements (the “Agreements”) with MinQuest granting the Company the right to acquire 100% of the mining interests of three Nevada mineral exploration properties currently controlled by MinQuest, a natural resource exploration company.

The properties consist of the Whiskey Property (“Whiskey”), NK Property (“NK”), and the Weepah Property (“Weepah”) (collectively the “Properties”).  Each of the Agreements is a separate agreement that can be terminated irrespective of the status of any of the other Agreements.

The Properties are located in Nevada with the Whiskey and NK being in Mineral County while the Weepah is located in Esmeralda County.  The Whiskey Property currently consists of 83 unpatented mining claims, the NK Property currently consists of 24 unpatented mining claims, and the Weepah Property currently consists of 14 unpatented claims.

Annual option payments and minimum annual exploration expenditures under the Whiskey Property are as noted below:

Whiskey Property
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

The NK and Wheepah Properties each have the same annual property option payments and annual minimum property work expenditures and are as noted below:

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

The Company has received recommendations from MinQuest regarding an exploration programs for each of the Whiskey, NK, and Wheepah Properties.  However, as the properties were only acquired by the Company in March 2008, the Company has not hey determined a budget or work programs for the properties.

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

On July 1, 2008 the Company made the $20,000 Imperial property option payment.  The payment was the final property option payment due under the property option agreement with MinQuest.  The Company has an additional $225,000 in work program expenditures remaining under the property option agreement.  The Company is currently evaluating the drill locations and results of the programs completed by Goldfields in order to determine the next phase of exploration for the Imperial Property.

Results of Operations

We did not earn any revenues during the three months ended August 31, 2008 or 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2008, we incurred a net loss of $120,712 compared to a net loss of $23,853 for the comparative period in 2007.  Our year to date net loss for 2008 has increased over 2007 largely due to higher exploration costs and administrative expenses.  Property option payments were $20,000 for both quarters.  However, in 2008 the $20,000 payment related to the Imperial Property while in 2007 the payment related to the Bruner/Vernal properties. The 2007 payment on the Bruner/Vernal properties was the final option payment under that agreement.   No significant exploration was performed during the quarter ended August 31, 2007.  For 2008, the Company incurred the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Wheepah exploration programs.  Also, with the addition of the Imperial, Margarita, Whiskey, NK, and Wheepah Properties, the Company’s annual claim filing fees have increased from 2007.

General and administrative costs increased to $31,456 in the three months ended August 31, 2008 from $16,270 in the comparative period in 2007.  A portion of the increase is due to a larger reversal of stock-based compensation in 2007 compared to 2008.   Stock options granted in the year ended May 31, 2006 have been revalued at August 31, 2008 and 2007.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $1,635 in 2008 compared to $9,514 in 2007.  The balance of the increase relates to additional consulting expenses due to web site maintenance and office administration.  Interest income has decreased to $11,367 in the three months ended August 31, 2008 from $30,062 in the comparative period in 2007 due to lower average cash balances.

Liquidity and Capital Resources

We had cash of $1,752,957 as of August 31, 2008. We anticipate that we will incur the following expenses through the next twelve months:

•	$457,000 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$119,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2008 was $362,556 compared to $33,243 during the three months ended August 31, 2007.   The increase was due to a larger net loss in the three months ended August 31, 2008 of $120,712 compared to the net loss of $23,853 in the three months ended August 31, 2007.  Also, in the three months ended August 31, 2008 the Company paid down accounts payable resulting in a cash outflow of $240,561 compared to a cash inflow of $4,775 in the three months ended August 31, 2007 related to an increase in accounts payable.  The effect of stock-based compensation was not significant.  Stock options granted in the year ended May 31, 2006 have been revalued at August 31, 2008 and 2007.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $1,635 in 2008 compared to $9,514 in 2007.  There were no financing activities for either the three months ended August 31, 2008 or 2007.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $24,653,898 for the period from June 1, 2000 (inception of exploration state) to August 31, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material   information  relating  to  the  Company  is  recorded, processed,  summarized, and reported in a  timely  manner.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2008 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)