Form 10-Q
period 2008-11-30
PATRIOT GOLD CORP
filed 2009-01-14
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2009.

TABLE OF CONTENTS

Item 1.  Financial Statements.
PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2008	2008
ASSETS:
Current Assets:
Cash	$1,573,681	$2,115,513
Prepaid expenses	500	-

Total Current Assets	1,574,181	2,115,513

Office Equipment, Net	-	352
Reclamation Deposit	14,155	31,155

Total Assets	$1,588,336	$2,147,020

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$46,856	$328,762

Total Current Assets	46,856	328,762

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at November 30, 2008 and May 31, 2008	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
November 30, 2008 and May 31, 2008	26,224	26,224
Paid-In Capital	26,381,771	26,382,663
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(24,809,072)	(24,533,186)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	1,541,480	1,818,258

Total Liabilities and Stockholders' Equity	$1,588,336	$2,147,020

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		June 1, 2000
	Ended		Ended		Inception of
	November 30,		November 30,		Exploration
	2008	2007	2008	2007	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mineral Claim Payments and Exploration Expenditures	63,827	113,867	172,081	153,700	3,161,132
General & Administrative	121,780	50,705	153,236	66,975	22,098,915

Net Loss from Operations	(185,607)	(164,572)	(325,317)	(220,675)	(25,260,047)

Other Income (Expense)
Interest, Net	9,136	30,911	20,503	60,973	426,506
Currency Exchange	21,297	5,628	28,928	7,816	24,469

Net Loss	$(155,174)	$(128,033)	$(275,886)	$(151,886)	$(24,809,072)

Basic & Diluted
Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighed Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2008	2007	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(275,886)	$(151,886)	$(24,809,072)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(892)	(3,360)	5,003,630
Common Stock Issued for Services	—	—	16,267,500
Depreciation	352	699	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(500)	(5,000)	(500)
Increase (Decrease) in Accounts Payable	(281,906)	106,932	40,613
Net Cash Used in Operating Activities	(558,832)	(52,615)	(3,493,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	17,000	(900)	(14,155)
Net Cash Used in Investing Activities	17,000	(900)	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(541,832)	(53,515)	1,573,681
Cash and Cash Equivalents at Beginning of Period	2,115,513	3,029,331	—
Cash and Cash Equivalents at End of Period	$1,573,681	$2,975,816	$1,573,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable by the Cancellation of Common Stock	$-	$-	$79,000

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

The unvested portions of the options have been revalued at November 30, 2008 resulting in a reversal of stock option expense of ($892) (2007 – reversal of ($3,360)) due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2008 and November 30, 2008.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2008 has been omitted.  The results of operations for the three and six-month periods ended November 30, 2008 are not necessary indicative of results for the entire year ending May 31, 2009.

Nature of Operations

The Company has no products or services as of November 30, 2008.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $ 24,809,072 for the period from June 1, 2000 (inception of exploration state) to November 30, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $ 352 was charged to general and administrative expenses during the six-months ended November 30, 2008 (2007 – $699).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the six-months ended November 30, 2008 the Company recognized a transaction gain $ 28,928 (2007 - $7,816 gain).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for November 30, 2008 and 2007 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three or six-months ended November 30, 2008 or 2007 and accordingly, no compensation expense was recognized under APB No. 25 for the three or six-months ended November 30, 2008 or 2007.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and six-months ended November 30, 2008 and 2007, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at November 30, 2008 and 2007.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of ($892) in stock-based compensation has been recognized in the Statement of Operations at November 30, 2008 (2007 - reversal of ($3,360)).

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

NOTE 2 RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.  During the six-months ended November 30, 2008, the Company received a refund in the amount of $17,000 for the reclamation bond related to the Margarita Property.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.

On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Pursuant to the agreement the Company agreed to pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.  The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement.  For the six-months ended November 30, 2008, the Company paid $2,500 (2007 - $15,000) pursuant to this agreement.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS – (Continued)

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the six-months ended November 30, 2008, the Company made total property payments of $20,000 to MinQuest related to a property option payment for the Imperial Property.  Included in the net loss for six-months ended November 30, 2008 is an amount of $20,500 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of November 30, 2008, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of November 30, 2008, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,000,000 remain available to be granted under the 2005 plan.

No stock options were granted under either plan during the three or six-months ended November 30, 2008 or 2007. The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, November 30, 2008	506,000	385,000	$0.26

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2008:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, November 30, 2008	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2008:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	4.58	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	7.25	$ 0.25	916,667	$ 0.25
$ 0.80	5,000	4.67	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	4.67	$ 1.03	80,000	$ 1.03
	1,385,000		$ 0.25	1,301,667	$ 0.25

The aggregate intrinsic value of stock options outstanding at November 30, 2008 was $6,000 and the aggregate intrinsic value of stock options exercisable at November 30, 2008 was also $6,000.  No stock options were exercised during the three or six-month periods ended November 30, 2008.

As of November 30, 2008, there was a total of $271 in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 0.25 years.

A summary of status of the Company’s unvested stock options as of November 30, 2008 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2008	166,667	0.25	0.21
Granted	-	-	-
Vested	(83,334)	0.25	0.21
Cancelled	-	-	-

Unvested at November 30, 2008	83,333	$0.25	$0.21

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of November 30, 2008:

Warrants Outstanding
Balance, May 31, 2008	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, November 30, 2008	3,456,000

The following table lists the common share warrants outstanding at November 30, 2008.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	1.00	864,000	$ 1.40
864,000	$ 1.45	1.00	864,000	$ 1.45
864,000	$ 1.50	1.00	864,000	$ 1.50
864,000	$ 1.55	1.00	864,000	$ 1.55
3,456,000			3,456,000

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

To November 30, 2008 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company was to have incurred $500,000 on exploration.  To November 30, 2008 the Company has incurred approximately $470,895 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $29,105 during fiscal 2009.

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

Results of Operations

We did not earn any revenues during the three or six-months ended November 30, 2008 or 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended November 30, 2008, we incurred a net loss of $275,886 compared to a net loss of $151,886 for the comparative period in 2007.  Our year to date net loss for 2008 has increased over 2007 due to higher exploration costs and administrative expenses.  Property option payments were $20,000 for both quarters.  However, in 2008 the $20,000 payment related to the Imperial Property while in 2007 the payment related to the Bruner/Vernal properties. The 2007 payment on the Bruner/Vernal properties was the final option payment under that agreement.   No significant exploration was performed during the six-months ended November 30, 2007.  For 2008, the Company incurred the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Wheepah exploration programs.  Also, with the addition of the Imperial, Margarita, Whiskey, NK, and Wheepah Properties, the Company’s annual claim filing fees have increased from 2007.

General and administrative costs increased to $153,236 for the six-months ended November 30, 2008 from $66,975 in the comparative period in 2007.  A significant portion of the increase relates to expenses for corporate development.  A portion of the increase is due to a larger reversal of stock-based compensation in 2007 compared to 2008.   Stock options granted in the year ended May 31, 2006 have been revalued at November 30, 2008 and 2007.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $892 in 2008 compared to $3,360 in 2007.  The balance of the increase relates to additional consulting expenses due to web site maintenance and office administration.  Interest income has decreased to $20,503 in the six-months ended November 30, 2008 from $60,973 in the comparative period in 2007 due to lower average cash balances and lower interest rates.

During the three months ended November 30, 2008 we incurred a net loss of $155,174 compared to a net loss of $128,033 for the comparative period in 2007.  Our current quarter loss in 2008 has increased over 2007 largely due to lower exploration expenses offset by higher administration costs.  For the quarter ended November 30, 2008, the Company incurred $63,827 in exploration costs compared to $113,867 in 2007.  In 2008, exploration costs related primarily to claim staking fees while during the three-months ended November 30, 2007 a significant portion of the Bruner Property drill program was undertaken.  In addition, in 2007 the core leaching tests related to the Moss Property were commenced.    General and administrative costs increased to $121,780 in 2008 from $50,705 in 2007.  A significant portion of the increase relates to expenses due to web site maintenance and corporate development.

Liquidity and Capital Resources

We had cash of $1,573,681as of November 30, 2008. We anticipate that we will incur the following expenses through the next twelve months:

•	$487,000 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended November 30, 2008 was $558,832 compared to $52,615 during the six-months ended November 30, 2007.  The increase was due to a larger net loss in the six-months ended November 30, 2008 of $275,886 compared to the net loss of $151,886 in the six-months ended November 30, 2007.  Also, in the six-months ended November 30, 2008 the Company paid down accounts payable resulting in a cash outflow of $281,906 compared to a cash inflow of $106,932 in the six-months ended November 30, 2007 related to an increase in accounts payable.  The effect of stock-based compensation was not significant.  Stock options granted in the year ended May 31, 2006 have been revalued at November 30, 2008 and 2007.  For both periods, the fair value of the options granted has decreased from the previous measurement date resulting in a reversal of stock-based compensation.  The amount of the reversal was $892 in 2008 compared to $3,360 in 2007.  There were no financing activities for either the six-months ended November 30, 2008 or 2007.

Investing activities for the six-months ended November 30, 2008 related to a $17,000 refund of the reclamation bond for the Margarita Property while for the same period in 2007, the Company paid $900 for the reclamation bond for the Vernal Property.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $24,809,072 for the period from June 1, 2000 (inception of exploration state) to November 30, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2008 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date: January 13, 2009 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)