Form 10-Q
period 2009-02-28
PATRIOT GOLD CORP
filed 2009-04-14
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2009
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

________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of April 13, 2009.

TABLE OF CONTENTS

Item 1.  Financial Statements.
PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2009	2008
ASSETS:
Current Assets:
Cash	$1,443,557	$2,115,513
Prepaid expenses	393	-

Total Current Assets	1,443,950	2,115,513

Office Equipment, Net	-	352
Reclamation Deposit	14,155	31,155

Total Assets	$1,458,105	$2,147,020

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$63,004	$328,762

Total Current Assets	63,004	328,762

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 28, 2009 and May 31, 2008	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
February 28, 2009 and May 31, 2008	26,224	26,224
Paid-In Capital	26,383,006	26,382,663
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(24,956,686)	(24,533,186)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	1,395,101	1,818,258

Total Liabilities and Stockholders' Equity	$1,458,105	$2,147,020

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 28,		February 28,		Exploration
	2009	2008	2009	2008	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	5,408	306,255	177,489	459,954	3,166,540
General & Administrative	111,117	36,267	264,353	103,243	22,210,032

Net Loss from Operations	(116,525)	(342,522)	(441,842)	(563,197)	(25,376,572)

Other Income (Expense)
Interest, Net	11,643	26,935	32,146	87,908	438,149
Currency Exchange	(42,732)	(3,589)	(13,804)	4,227	(18,263)

Net Other Income (Expense)	(31,089)	23,346	18,342	92,135	419,886

Net Loss	$(147,614)	$(319,176)	$(423,500)	$(471,062)	$(24,956,686)

Basic & Diluted
Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2009	2008	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(423,500)	$(471,062)	$(24,956,686)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	343	(739)	5,004,865
Common Stock Issued for Services	—	—	16,267,500
Depreciation	352	1,048	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(393)	(135,000)	(393)
Increase (Decrease) in Accounts Payable	(265,758)	113,265	56,761
Net Cash Used in Operating Activities	(688,956)	(492,488)	(3,623,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	17,000	(17,900)	(14,155)
Net Cash Used in Investing Activities	17,000	(17,900)	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(671,956)	(510,388)	1,443,557
Cash and Cash Equivalents at Beginning of Period	2,115,513	3,029,331	—
Cash and Cash Equivalents at End of Period	$1,443,557	$2,518,943	$1,443,557

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,	February 28,	Exploration
	2009	2008	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of subscriptions receivable with the cancellation of shares	$—	$79,000	$79,000

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

The unvested portions of the options have been revalued at February 28, 2009 resulting in a stock option expense of 343 (2008 – reversal of ($739)) due to a reduction in the fair value of the options as determined by the Black-Scholes model between the last revaluation date of May 31, 2008 and February 28, 2009.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2008 has been omitted.  The results of operations for the three and nine-month periods ended February 28, 2009 are not necessary indicative of results for the entire year ending May 31, 2009.

Nature of Operations

The Company has no products or services as of February 28, 2009.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $24,956,686 for the period from June 1, 2000 (inception of exploration state) to February 28, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $352 was charged to general and administrative expenses during the nine-months ended February 28, 2009 (2008 - $1,048).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the nine-month period ended February 28, 2009 the Company recognized a transaction loss of $13,804 (2008 – gain of $4,227).

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 2009 and 2008 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three or nine-months ended February 28, 2009 or 2008 and accordingly, no compensation expense was recognized under APB No. 25 for the three or nine-months ended February 28, 2009 or 2008.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and nine-month periods ended February 28, 2009 and 2008 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations at February 28, 2009 or 2008.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing and amortizing common stock options for unvested options granted in March, 2006, an expense of $343 related to stock-based compensation has been recognized in the Statement of Operations at February 28, 2009 and a reversal of expense ($739) has been recognized for the corresponding period in 2008.

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

Advertising Costs

Advertising costs are expensed as incurred.  There was no advertising expense for the periods ended February 28, 2009 and 2008.

NOTE 2 RECLAMATION DEPOSIT

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.  During the nine-months ended February 28, 2009, the Company received a refund in the amount of $17,000 for the reclamation bond related to the Margarita Property.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of February 28, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  There are no commitments for future use of the facilities.  On November 1, 2005, the Company signed a service agreement with its President, Robert Coale.  Pursuant to the agreement the Company agreed to pay Robert Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mineral exploration company.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS – (Continued)

The service agreement shall be for an indefinite term, cancelable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement.  For the nine-months ended February 28, 2009, the Company paid $2,500 (2008 - $22,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the nine-months ended February 28, 2009, the Company made total property payments of $20,000 to MinQuest related to a property option payment for the Imperial Property.  Included in the net loss for nine-months ended February 28, 2009 is an amount of $20,500 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of February 28, 2009, 5,040,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of February 28, 2009, 1,000,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.

No stock options were granted under either plan during the three or nine-months ended February 28, 2009 or 2008.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2003 Plan as of February 28, 2009:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	$-
Options exercised	-	-	-
Balance, February 28, 2009	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of February 28, 2009:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options forfeited	-	-	-
Options exercised	-	-	-
Balance, February 28, 2009	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at February 28, 2009:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	300,000	4.33	$ 0.05	300,000	$ 0.05
$ 0.25	1,000,000	7.00	$ 0.25	916,667	$ 0.25
$ 0.80	5,000	4.42	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	4.42	$ 1.03	80,000	$ 1.03
	1,385,000		$ 0.25	1,301,667	$ 0.25

The aggregate intrinsic value of stock options outstanding and exercisable at February 28, 2009 was $6,000 (2008 - $18,000).  No stock options were exercised in 2009 or 2008.  As of February 28, 2009 there was a total of $119 (2008 - $2,978) in unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 0.25 years.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

A summary of status of the Company’s unvested stock options as of February 28, 2009 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at May 31, 2008	166,667	$0.25	$0.21
Granted	-	-	-
Vested	(83,334)	0.25	0.21
Cancelled	-	-	-

Unvested at February 28, 2009	83,333	$0.25	$0.21

The following table sets forth common share purchase warrants outstanding as of February 28, 2009:

Warrants Outstanding
Balance, May 31, 2008	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, February 28, 2009	3,456,000

The following table lists the common share warrants outstanding at February 28, 2009.  Each warrant is exchangeable for one common share.
Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price

864,000	$ 1.40	0.75	864,000	$ 1.40
864,000	$ 1.45	0.75	864,000	$ 1.45
864,000	$ 1.50	0.75	864,000	$ 1.50
864,000	$ 1.55	0.75	864,000	$ 1.55
3,456,000			3,456,000

NOTE 7 – SUBSEQUENT EVENT

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada (the “Property”). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.

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

Exploration Programs

Bruner and Vernal Agreement

Pursuant to the Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc. (“MinQuest”), a Nevada corporation, we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.  Together, these two properties originally consisted of 28 mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.  In September, 2008 the company expanded the Bruner position from 16 unpatented mining claims (320 acres) to 51 unpatented mining claims.  This brought the total number acres under the Company’s control at that time to 1,020 acres.

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

To February 28, 2009 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company was to have incurred $500,000 on exploration.  To February 28, 2009 the Company has incurred approximately $473,000 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $27,000 during fiscal 2009.

BRUNER PROJECT

Bruner Expansion Agreement

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada (the “Property”).   The claims optioned under the agreement are contiguous with the Company’s existing Bruner property claims.

Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.

The property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. We now hold the property via 51 unpatented mining claims (1,020 acres) and 28 patented claims (477.655 acres).

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

The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant grade gold over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.   The Company recently expanded the Bruner property and is currently evaluating previous results to determine the course of action for the Bruner property.

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

Our exploration of the Vernal property to date has consisted of geologic mapping and rock chip geochemical sampling.   The Board of Directors approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property.  An exploration program was conducted in November, 2008.  The program consisted of 200 feet of trenching, sampling and mapping, and opening, mapping and sampling of an underground workings consisting of approximately 275 feet of workings.  The Company is currently evaluating the results of the program at the Vernal property.

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

WHISKEY, NK, and WEEPAH PROPERTIES

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

The NK and Weepah Properties each have the same annual property option payments and annual minimum property work expenditures and are as noted below:

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

The Company has received recommendations from MinQuest regarding exploration programs for each of the Whiskey, NK, and Weepah Properties.  The Board of Directors approved a budget of approximately $35,000 to conduct geologic mapping, geochemical sampling and drafting of the results.  The Company completed geologic mapping and geochemical sampling on all three projects from November, 2008 to January 2009.  Each of the projects resides within the Walker Lane Trend in western Nevada and near historic mining operations.    The work programs indicate each project contains multiple precious metals targets within their boundaries.  These targets are defined by alteration and geochemical signatures analogous to the nearby epithermal mineral deposits with past production.  The Company is encouraged with the results and will continue to conduct work on the projects.

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

Results of Operations

We did not earn any revenues during the three or nine-months ended February 28, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended February 28, 2009, we incurred a net loss of $423,500 compared to a net loss of $471,062 for the comparative period in 2008.  Our year to date net loss for 2009 has decreased over 2008 due to lower exploration costs partially offset by higher administrative expenses.  Property option payments were $20,000 for both periods.  However, in 2009 the $20,000 payment related to the Imperial Property while in 2008 the payment related to the Bruner/Vernal properties. The 2008 payment on the Bruner/Vernal properties was the final option payment under that agreement.  For 2009, the Company has not undertaken any significant exploration but did incur the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Weepah exploration programs.  Also, with the addition of the Imperial, Margarita, Whiskey, NK, and Weepah Properties, the Company’s annual claim filing fees have increased from 2008.  The largest single transaction during the nine-months ended February 28, 2008 was the acquisition of the Margarita Property.  The total acquisition price of $200,000 included $183,000 that was expensed to exploration costs and $17,000 that was recorded as a reclamation deposit on the balance sheet.  In addition, during the nine-months ended February 28, 2008, a significant portion of the Bruner Property drill program was undertaken and the core leaching tests related to the Moss Property were commenced

General and administrative costs increased to $264,353 for the nine-months ended February 28, 2009 from $103,243 in the comparative period in 2008.    A significant portion of the increase relates to expenses for corporate development.  The balance of the increase relates to additional consulting expenses due to web site maintenance and office administration.  Interest income has decreased to $32,146 in the nine-months ended February 28, 2009 from $87,908 in the comparative period in 2008 due to lower average cash balances and lower interest rates.

During the three months ended February 28, 2009 we incurred a net loss of $147,614 compared to a net loss of $319,176 for the comparative period in 2008.  Our current quarter loss in 2009 has decreased over 2008 largely due to lower exploration costs partially offset by higher general and administrative expenses.  In the quarter ended February 28, 2009, the Company was not undertaking any exploration programs.  During the three-months ended February 29, 2008 the Company acquired the Margarita Property.  The total acquisition price of $200,000 included $183,000 that was expensed to exploration costs and $17,000 that was recorded as a reclamation deposit on the balance sheet.    General and administrative costs increased to $111,117 for the quarter ended February 28, 2009 compared to $36,267 in the corresponding quarter in 2008.  The increase relates to additional consulting expenses due to web site maintenance and office administration.

Liquidity and Capital Resources

We had cash of $1,443,557 as of February 28, 2009. We anticipate that we will incur the following expenses over the next twelve months:

•	$522,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2009 was $688,956 compared to $492,488 during the nine months ended February 29, 2008.  The increase in cash used in operating activities in the current period was largely a result a paying down of accounts payable of $265,758 compared to an inflow from accounts payable of $113,265 in 2008.  Partially offsetting this factor was a reduction in the net loss to $423,500 in 2009 compared to $471,062 in 2008.  Also, in 2008 the Company paid $135,000 in deposits, largely related to the Margarita drill program, while there was a small outflow of $393 from prepaid expenses in 2009.  There were no financing activities for either of the nine months ended February 28, 2009 or 2008.  Investing activities during the nine-months ended February 28, 2009 consisted of a net refund of $17,000 from the receipt of the reclamation deposit paid to the State of Nevada relating to the Margarita property.  In 2008, the Company paid $900 for the Vernal property and reimbursed American Goldrush Corp. of a total of $17,000 related to the reclamation bond on the Margarita Property when it was acquired by Patriot.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $24,956,686 for the period from June 1, 2000 (inception of exploration state) to February 28, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Date: April 13, 2009 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)