Form 10-K
period 2009-05-31
PATRIOT GOLD CORP
filed 2009-08-28
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009
Commission file number: 0--32919

PATRIOT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D
Las Vegas, Nevada, 89103
(Address of principal executive offices)

(702) 456-9565
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

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2008 was approximately $1,516,830.

The number of shares of the issuer’s common stock issued and outstanding as of August 25, 2009 was 26,224,400 shares.

Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. A Controlled Source Megneto-telluric method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

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

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulageway for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Rhyolite plug dome. A domal feature formed by the extrusion of viscous quartz-rich volcanic rocks.

Scintillometer survey. A survey of radioactive minerals using a scintillometer, a hand-held, highly accurate measuring device.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s), An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

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

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who is the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director and to Mr. Robert Sibthorpe who is a director of the Company.  In consideration therefore, Mr. Coale, Mr. Sibthorpe and the Company entered into Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

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

On September 5, 2008 Mr. Robert Sibthorpe resigned from his position as a Director of the Company and on the same date Mr. Jared Beebe was appointed a Director of the Company.

On September 12, 2008 Mr. Robert Coale resigned from his positions as President, Chief Executive Officer, Secretary, and Treasurer but remained as a Director of the Company.  In addition, on September 12, 2008, Mr. Duncan Budge resigned from his position as a Director of the Company.

Also on September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.

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

Financing

In July 2003 we completed a private placement of shares and warrants which generated an aggregate of $367,500 in proceeds.  The private placement we closed in November 2003 generated an additional $1,080,000 in gross proceeds. Also, $2,060,825 and $1,597,500 during the years ended May 31, 2004 and 2005, respectively, was obtained from the exercise of stock options issued under the Company’s 2003 stock option plan. There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2009.  With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. If we were to develop any of our properties beyond the exploration activities currently being undertaken by the Company, we would need to raise further funding.  If additional funding is required, management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurances that management would be successful in its attempt to raise the additional funds.

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

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to May 31, 2010, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

A portion of our Moss property was acquired from MinQuest and we have directly or indirectly optioned the Bruner, Vernal, Imperial, Whisky, NK, and Weepah properties from MinQuest.  In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  Also, on September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest.  To date, there have not been any conflicts between the Company and MinQuest.

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

10. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Duerr, our sole officer, is also an Officer of MinQuest.  As a result of his duties and responsibilities with MinQuest Mr. Duerr provides his management and geological services to a number of companies. Because we are in the early stages of our business, Mr. Duerr will not be spending all of his time working for the Company. Mr. Duerr will expend enough time to undertake the work programs that have been approved by the Company.  Later, if the demands of our business require additional time from Mr. Duerr, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Duerr to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Duerr’s other interests increase. Competing demands on Mr. Duerr’s time may lead to a divergence between his interests and the interests of our shareholders.

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

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties.

We do not lease or own any real property. We currently maintain our corporate office on a month-to-month basis at 3651 Lindell Road, Suite D Las Vegas, Nevada, 89103.  Management believes that our office space is suitable for our current needs.

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

Acquisition of Interest

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.  In September, 2008 the company expanded the Bruner position from 16 unpatented mining claims to 51 unpatented mining claims.  This brought the total number acres at Bruner under the Company’s control to 1,020 acres at that time.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we were to have spent $500,000 on exploration, and we had spent an aggregate of approximately $499,327 on exploration of the two properties resulting in a shortfall of approximately $673.  The Company intends to undertake an exploration program in 2009 to complete its obligations under the Bruner and Vernal agreement.

Bruner Property Expansion

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada (the “Property”). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.  The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims.

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

Exploration History of the Bruner Property

The original operators at the Bruner Property were varied. Prospecting at the property began in the early 1900’s and underground mining began in 1920.  Mining on several of the veins located within the property occurred up to 1949 producing over 58,500 gold equivalent ounces.  The average gold to silver ratio from the Penelas mine was 1:4.5 for recorded production from 1935 to 1942.  Modern exploration of the property began in 1979 and included the following work:

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

Current State of Exploration

The Bruner claims presently do not have any mineral reserves. The company is in the process of compiling all historic drilling and underground sampling results.  These results will be evaluated to determine if one or more precious metals resources may exist within the property boundaries.  The property that is the subject of our unpatented mineral claims contains the Penelas workings with 1000 feet of shaft and 4,000 feet of crosscuts on nine levels.  Past production from the Penelas is recorded at over 26,000 ounces of gold and 120,000 ounces of silver from 1935 to 1942.  Other historic workings include the Bruner adit with over 1,000 feet of workings and several shafts, and the Derelict mine with a 300 foot shaft and small open pit.

The 28 patented mining claims contain the Duluth set of workings on the south end of the patented claim group comprising over 1000 feet of workings in 3 shafts and numerous stopes.  Past production from the Duluth is reported as $70,000 of gold and silver from 1935 to 1944.  This amount is based on a gold price of $35 per ounce and a silver price averaging $0.43 per ounce.  The Paymaster mine is located on the north end of the patented claim group.  It has a 375-foot shaft with 2,000 feet of workings on three levels.  The Paymaster has no recorded production.

There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. Our planned program includes compilation of all activities to the present with the goal of producing an outline of mineralized areas, guiding further exploration drilling and potentially defining a resource figure based on historic exploration activities.  However, this program is exploratory in nature and no minable reserves may ever be found.

Geological Exploration Program

In July 2003, members of our Board of Directors and geology team made an onsite inspection of Bruner Property. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003.  The Company completed an exploration program consisting of geologic mapping, surface geochemical sampling, a Global Positioning System (GPS) survey of grid based magnetic survey, drill holes and cultural features, and a CSMT geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) was also conducted. Such a survey measures the magnetic variations within the underlying rocks.

Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner Property has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Faults, which are breaks in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of our claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, and contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken.

The interpretation shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver. A much more continuous northwest trending feature that has not been drill tested is located to the southeast, under gravel cover (where there is no exposure of rock at the surface).    Data were sufficiently encouraging that an expanded CSMT survey was conducted to trace these structures in the third dimension.

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

•	a ground magnetic survey, and
•	a Controlled Source Magneto Telluric (CSMT) survey which recorded variations in a generated electrical field using sophisticated survey methods.

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

The Company recently expanded the Bruner property by adding to its unpatented claim position and acquiring a lease/option on 28 patented claims within the project area.  The recent acquisition of the entire district has required a thorough compilation of all available data for the project area.  This compilation has identified at least four viable drill targets separate from the company’s original target.  These targets include the Duluth, Penelas, Paymaster and Bruno targets.  These targets have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin.  The Duluth area has sufficient drilling to entertain significant past resource estimates by Newmont and Miramar.  However, no recent resource or reserve estimates have been conducted by the Company.

Future plans for the Bruner Project include finalizing all compilations then designing a drill program that will expand and in-fill within the Duluth area and include step out drilling of high grade gold mineralization at the Penelas target.  Evaluation of the Bruno and Paymaster targets will include mapping and surface sampling and eventual drill program to test their potential at depth.  Additional surface grid sampling will be conducted on other localized gold anomalies within the project boundaries.  Past work has included a widespread BLEG survey.  The survey has identified several outlying anomalies that require further mapping and surface sampling to properly assess their merits.

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

Exploration History of the Vernal Property

Historical work includes numerous short adits constructed on the property between 1907 and 1936. There appears to have been little or no mineral production.

Geology of the Vernal Mineral Claims

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amelsco has not been involved with the Vernal Property over the last 20 years and is not associated with our option on the property or the exploration work we are doing there. A 225 foot wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exists northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

Current State of Exploration

The Vernal claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pits.  Numerous shallow underground excavations occur within the central portion of the property.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

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

Our exploration of the Vernal property to date has consisted of geologic mapping, trenching and rock chip geochemical sampling.   The Board of Directors approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property.  An exploration program was conducted in November, 2008.  The program consisted of 200 feet of trenching, sampling and mapping, and opening, mapping and sampling of an underground workings consisting of approximately 275 feet of workings.  The Company is currently evaluating the results of the program at the Vernal property.

Moss Property

24
19
20
21
25
30
29
28
R21W
R20W
T20N
Bullhead City 9 miles
Patriot Controlled Land
Patented Claim
Unpatented Claim
North
PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona
0
1000
Feet

The Moss Property consists of 63 unpatented claims and 15 patented claims located in the Oatman Mining District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

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

At the recommendation of Mr. Sibthorpe, in January, 2004, Mr. Robert Coale (P.E.), another one of our directors and our then-current President, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (minerals present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling.  On January 31, 2004 Robert Sibthorpe wrote a report with a summary of the property, a review of the draft budget supplied by Richard Kern, our work program contractor, and a layout of the drilling program planned for the property.

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

Description and Location of the Moss Property

The Moss Property is located in Mohave County, Arizona in the historic Oatman District, and is located some 5 miles northwest of the town of Oatman, with Kingman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Access is via paved and gravel roads from Bullhead City.

Exploration History of the Moss Property

Discovered in 1864, the Moss Mine was the first gold discovery made in the Oatman District.  Historical records show that the Oatman District produced up to two million ounces of gold mostly from underground mines.  The Moss Mine reportedly produced high-grade gold values of $114,000 from two tons of ore at $20 per ounce of gold.  A reported $240,000 of gold and silver were produced from the Moss property before 1880.  The mine was worked intermittently through the 1930’s but produced only minor amounts of gold after the initial bonanza grades.   The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals.

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

Geology of the Moss Property

The project area is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall commonly has several tens of feet of stockwork veining. Gold values are somewhat erratic, but appear to be highest in the thicker and deeper parts of the vein explored to date.

Current State of Exploration

The Moss Property is undergoing an evaluation for potential mineral reserves. The property that is the subject to our mineral claims contains several shafts.  At least one shaft is reported to be 230 feet deep with a single level at 225 feet deep trending along the strike of the vein.  Several adits of variable length were driven to intersect the vein along its strike.  A reported past production of $240,000 at a $20 gold price occurred from a high-grade zone within the Moss property.

Numerous drill holes from past drilling endeavors combined with sampling of underground workings within the patented mining claims have culminated in a pre-feasibility study based on drill results from pre-1992 exploration.  The company is contemplating updating the historic pre-feasibility report with additions from recent drilling programs and metallurgical tests to determine the existence of mineral reserves.

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

In the spring of 2008, the Company submitted core samples to a laboratory where leach testing was conducted.  Leaching was conducted in both bench scale (Bottle rolls) and in columns using crushed ore as the feed sample.  Three column leach tests at 3 different crush sizes were completed on the Moss drilling samples. They were leached for 120 days. The fine crush of ¼ inch had 66% of the gold and 42% of the silver recovered in 120 days.  The recovery curve is still not flat at the end of 120 days indicating additional gold/silver could be recovered. The recoveries are already near the 70% gold and 50% silver that is average for the industry.  The 1 inch crush column recovered 39% of the gold and 14% of the silver after 120 days, but the leach curve again indicates no significant decrease in percent recovery by month indicating that greater recoveries may be obtained over longer periods of time.

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

In May 2009 the Board of Directors approved a $200,000 exploration budget for the Moss Property.  The goal of this program is to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.  The column tests will be conducted for a longer period to determine potential recoveries from various size fractions.

Margarita Property

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

The underlying Margarita Property Option Agreement was subject to a 2 % net smelter return royalty to the property owner, James Sorrell (the “optionor”), upon production. The Company had the option (exercisable for 90 days following completion of a bankable feasibility study) to buy the optionor’s net smelter return interest for $500,000 per 1% increment or $1,000,000 for the entire 2% net smelter return interest.

In addition, the Margarita Property was subject to a Finder’s Fee Agreement.  The Company had agreed to pay a fee equal to 10% of the Property Option Payments made during the first three years of the Margarita Property Option Agreement.  It was estimated that if the Company made all of the remaining scheduled property option payments, the amount to be paid under the Finder’s Fee Agreement by the Company would have been $22,500. If the Company terminates the Margarita Property Option Agreement, the Company would not owe any further payments under the Finder’s Fee Agreement.  If it had not been terminated earlier, the Finder’s Fee Agreement will terminate automatically on July 14, 2009.

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

To May 31, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $40,870 on exploration of the property.  The Company intends to complete the additional required expenditures of $9,130 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Tertiary volcanic rock consisting of andesite flows, rhyolite tuffs, pyroclastics flows and volcanoclastic sediments comprise the entire package of pre-mineral rocks.  This package of pre-mineral rocks has been overlain by Tertiary to Quaternary age post-mineral basalt flows and extensive wind-blown sand.  High angle faults trend easterly forming the north and south boundaries of the Whiskey basin.  Northerly trending faults offset the easterly trending fault zones in several places.  At least one low angle fault occurs along the southern border of the property.

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

The historic shafts and pits prospected brecciated, silicified and iron stained fault zones.  Many of these breccias contain silica and/or alunite cementing the breccia fragments.  Outcropping, intensely silicified rock on the southeast portion of the claim group is reported to contain gold at surface.  This type of silicification forms bold knobs that have survived erosion and peak through the post-mineral basalt capping.  Previous drilling efforts have focused on these intensely silicified knobs and their immediate projections.  The early exploration successes in the surrounding area have driven much of the exploration philosophy at Whiskey.

Initially, exploration in the Borealis district successfully identified discrete, “dish shaped” ore bodies by drilling on top of silicified knobs.  This same exploration technique was employed at the Whiskey property throughout all of the exploration programs described above.  This method of exploration at Whiskey has identified at least two areas of gold mineralization.  The eastern end of the property hosts ore grade gold mineralization within a siliceous knob which is covered on the south and east by young basalt.  The western end of the property contains several siliceous knobs with sub-ore grade intercepts over substantial widths.  These knobs of silica dip to the south, covered on the south by basalt and on the west by wind-blown sand.

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

Geological Exploration Program

To date the work completed on the Whiskey Property has consisted of detailed mapping of the entire property, cursory surface sampling and definition of drill targets.  Further work considered for the project area entails grid sampling of various highly altered volcanic tuffs expanding areas of known gold mineralization with additional drilling.

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

To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $12,709 on exploration of the property.  The Company intends to complete the additional required expenditures of $37,291 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geological Exploration Program

To date the exploration work undertaken on the NK property has consisted of detailed mapping, additional surface sampling and definition of drill targets.  Additional work contemplated for the project includes a detailed geophysical survey along the range front to determine potential for buried mineralization and a drill program to test the resultant anomalies.

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

To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $4,715 on exploration of the property.  The Company intends to complete the additional required expenditures of $45,285 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Geology of the Weepah Property

The property lies within the southern portion of the Walker Lane structural corridor.   Mineralization is hosted within the PreCambrian Wyman Formation, Reed Dolomite and Lone Mountain Formation.  The Wyman Formation is composed of up to 300 meters of micaceous shale, thin to thick-bedded limestone and interbedded quartzite.  The Reed Dolomite is composed of over 3000 feet of thick bedded dolostone with interbedded limestone and quartzite.  The Lone Mountain Formation is composed of more than 2100 feet of massive dolomite and limestone with thin interbeds of shaley limestone.  Gold and silver mineralization at the Weepah project are associated with quartz stockworks, silicified limestone and disseminations within low and high-angle shear zones.

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

Geological Exploration Program

To date exploration on the Weepah Property has consisted of a detailed geologic map and geochemical sampling of the project area.  Mapping and sampling have identified mineralization consistent with the nearby active Mineral Ridge mine.  The company contemplates a geophysical survey to identify mineralization under alluvial cover within the southern portion of the claim block.  Drilling would be deemed necessary to test any significant anomalies defined by the geophysical survey.

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

The second phase of the drilling was completed in the fall of 2005.  This phase included 21 holes for a total of 4,940 feet.  Goldfields drilled 14 holes in the Resource Target area with all but five containing +0.01 oz/ton gold intercepts.  Two of the holes intersected, or came close to intersecting, the feeder structure within the favorable host sediment. Hole IR-22 contained 35 feet averaging 0.072 oz/ton gold and IR-23 contained 25 feet at 0.034 oz/ton gold including 5 feet at 0.096 oz/ton at the bottom of the hole.  The drilling indicates the gold is located within one nearly flat-lying favorable sedimentary unit (a calcareous siltstone) that is approximately 50 feet thick. Gold grade drops off quickly as one moves away from the feeder fault. Holes drilled beneath the mineralized unit, even those intersecting the feeder fault, were barren. The flat-lying mineralization appears to dip gently to the northwest and is approximately 200 feet wide and 40 to 50 feet thick. The gold bearing horizon has not been drilled to the southwest.

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

Three primary Carlin-type targets are present at Imperial. The first and most important is the Imperial Target that has only one hole on the favorable side of the approximately 1,600 meter long structure. The second target, called the Resource Target is an open-ended 500 meter long gold in soil anomaly along a northeast trending fault system. A final target called the Jasperoid Breccia Target is a large anomaly under cover in the central portion of the claim group. The anomaly is 400 meters long and has gold in soil anomaly at its west end.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2009 and May 31, 2008:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2009	Fourth Quarter	$0.31	$0.065
	Third Quarter	$0.11	$0.065
	Second Quarter	$0.09	$0.065
	First Quarter	$0.09	$0.06
2008	Fourth Quarter	$0.11	$0.07
	Third Quarter	$0.12	$0.075
	Second Quarter	$0.15	$0.085
	First Quarter	$0.16	$0.085

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 25, 2009, there were approximately sixty-three (63) holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2009, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2009
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	5,546,000	(1)	$0.26	506,000
2005 Stock Option Plan*	2,000,000		$0.25	1,000,000
Share Purchase Warrants	3,456,000		$1.48	N/A

*Subsequent to May 31, 2009, 205,000 stock options issued under the 2003 Plan and 500,000 stock options under the 2005 Plan were cancelled.

(1)           Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2009, there were a total of 5,040,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share.  There were also a total of 1,000,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There was no sale of unregistered securities during the fiscal year ended May 31, 2009.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2009.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

Bruner and Vernal Projects.

As of May 31, 2009, we have substantially fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects.  To May 31, 2009, we have made total property option payments of $80,000 and have incurred approximately $499,327 of property expenditures.  On July 25, 2007 we made the final property option installment of $20,000.  Under the property agreement we were to have spent $500,000 by July 25, 2008.  As of May 31, 2009 there is a shortfall in expenditures of approximately $673.  The Company intends to undertake an exploration program in 2009 to complete its obligations under the Bruner and Vernal agreement.

Bruner Expansion

On April 1, 2009 simultaneous with the execution and delivery of the Bruner Expansion Agreement, the Company made the initial property option payment of $30,000.  The next property option payment of $35,000 is due April 1, 2010.  The Bruner Expansion Agreement does not require minimum annual exploration expenditures.

Future plans for the Bruner Project include finalizing all compilations then designing a drill program that will expand and in-fill within the Duluth area and include step out drilling of high grade gold mineralization at the Penelas target.  Evaluation of the Bruno and Paymaster targets will include mapping and surface sampling and eventual drill program to test their potential at depth.  Additional surface grid sampling will be conducted on other localized gold anomalies within the project boundaries.  Past work has included a widespread BLEG survey.  The survey has identified several outlying anomalies that require further mapping and surface sampling to properly assess their merits.

Moss Property

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditures.  In May 2009 the Board of Directors approved a $200,000 exploration budget for the Moss Property.  The goal of this program is to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.  The column tests will be conducted for a longer period to determine potential recoveries from various size fractions.

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

Whiskey Property

The Company acquired the Whiskey Property on March 15, 2008.  To May 31, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $40,870 on exploration of the property.  The Company intends to complete the additional required expenditures of $9,130 during 2009.

NK Property

The Company acquired the NK Property on March 15, 2008.  To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $12,709 on exploration of the property.  The Company intends to complete the additional required expenditures of $37,291 during 2009.

Weepah Property

The Company acquired the Weepah Property on March 15, 2008.  To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $4,715 on exploration of the property.  The Company intends to complete the additional required expenditures of $45,285 during 2009.

Imperial Property

On May 30, 2008, the Company acquired the rights to the Imperial Property.  The Company made a property option payment of $20,000 on July 1, 2008 and is required to incur an additional $223,056 in property expenditures in order to complete its obligations under the property option agreement.

Results of Operations

The Twelve Months Ended May 31, 2009 compared to the Twelve Months Ended May 31, 2008

The Company had no revenues during the fiscal years ended May 31, 2009 and May 31, 2008 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2009 was $714,796 compared to $1,325,808 in fiscal 2008.   The net loss from operations decreased significantly in 2009 compared to 2008 largely due to a large decrease in exploration expenses to $386,192 in 2009 from $1,172,292 in 2008, a decrease of $786,100.  A large portion of the difference in exploration expenses between 2009 and 2008 was that two significant payments made in 2008 did not recur in 2009.  In 2008, the Company acquired the Margarita Property for $200,000 and the Imperial Property for $250,000.  In 2009 total property option payments were $140,000 while in 2008 they totaled $110,000.  In both 20009 and 2008 the Company paid an aggregate $90,000 for the Whiskey, NK, and Weepah properties but in 2009 an additional $30,000 was paid under the Bruner Expansion Agreement and the final Imperial property option payment of $20,000 was made while in 2008 the final $20,000 payment under the original Bruner and Vernal agreement was paid.    An additional reason for the decrease in exploration expenses was that during 2009 the Company undertook minimal exploration of its Whiskey, NK, and Weepah properties and as at May 31, 2009 the Company had only just commenced its planned Moss drill program. In 2008 the Company completed drill programs on both the Bruner and Margarita Properties.

General and administrative expenses were $328,604in 2009 compared to $153,516 in 2008, an increase of $175,088.  The increase relates to expenses for corporate development. Other than the increased costs associated with the Company’s corporate development activities, general and administrative expenses decreased slightly in 2009 compared to 2008.

Interest income decreased to $40,099 in 2009 from $108,903 in 2008.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

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

Liquidity and capital resources

We had total assets of $1,210,041 at May 31, 2009 consisting of cash of $1,195,886 and reclamation deposits of $14,155.  We had total liabilities of $65,989 at May 31, 2009 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to May 31, 2010:

-	$125,000 in connection with property option payments under the Company’s Whiskey, NK, Weepah, and Bruner Expansion option agreements;

-	$869,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $936,627 for the year ended May 31, 2009 while it was $882,663 for 2008.  A significant portion of the increase was due to a large reduction in accounts payable in 2009 compared to 2008.  In 2009 accounts payable were reduced by $262,773 while in 2008 accounts payable were increased by $326,678.  The effect of the change over the two year period resulted in a $598,451 difference in cash flows from 2009 compared to 2008.  Partially offsetting the effect of the change on accounts payable was a decrease in the net loss to $673,168 in 2009 from $1,211,237 in 2008.  The effect of stock-based compensation was consistent between 2009 and 2008.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A-1 warrants are exercisable on November 27, 2004 for an original period of five years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for an original period of four years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for an original period of three years at an exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for an original period of two years at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.  On June 8, 2009 the expiry date on all of the warrants was extended from November 27, 2009 to November 27, 2011.

Investing activities in 2009 were the result of the Company receiving a $17,000 refund of the reclamation deposit that it had previously paid on the Margarita property while investing activities in 2008 consisted of the payment of reclamation deposits on the Margarita, Imperial, and Vernal properties totaling $31,155.  There were no financing activities in either 2009 or 2008.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2010, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Herb Duerr.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended May 31, 2009, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2009 due to the following material weakness:

•
Our Company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

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
Name	Position Held with the Company	Age	Date First Appointed
Herb Duerr	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	55	September 12, 2008(1)
Robert Coale	Director	69	June 23, 2003(1)
Jared Beebe	Director	58	September 5, 2008

(1) On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.   Mr. Coale was first appointed as a Director on June 23, 2003 and on October 13, 2005 Mr. Robert Coale was appointed as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary.  Since September 12, 2008 Mr. Coale has served only as a Director of the Company.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Herb Duerr is an exploration geologist with over twenty-five years experience in base and precious metal exploration.  Since 1998 Mr. Duerr has been a principal of MinQuest Inc. which is a privately held precious metal exploration and development company.  He holds a Bachelor of Science in Geology from Florida Atlantic University.

Robert Coale has been a Director since June 2003 and served as our Chairman, President, and Chief Executive and Operating Officer and Secretary and Treasurer from October 2005 to September 2008.   Since April 2004 he has also been a Director of Giant Oil & Gas Inc., a publicly traded natural gas exploration company. He is a Professional Engineer with two engineering degrees (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) and an MBA from the University of Minnesota (1982).  He has over 40 years of resource related business and management experience.   Mr. Coale is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.

Jared Beebe is an experienced geologist with an extensive background in mineral exploration.   In his nearly 20 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States.  He is currently an independent consulting Project Manager.  He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981.  He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe also currently a Director of American Goldfields Inc, a publicly-traded junior mineral exploration company.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  Other than the previous Shareholders Agreement among Mr. Coale and Mr. Sibthorpe which is discussed below, there are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2009, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the year ended May 31, 2009, the Company paid $2,500 (2008 - $30,000) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2009, the Company made total property payments of $110,000 to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  For the twelve-months ended May 31, 2009 the Company paid Mr. Duerr an amount of $32,325 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2009 and 2008 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2009, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2009 and whose total compensation during the fiscal year ended May 31, 2009 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2009 and whose total compensation during the fiscal year ended May 31, 2009 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herb Duerr(1)	2009	32,325	0	0	0	0	0	0	32,325
	2008	0	0	0	0	0	0	0	0
Robert Coale(1)	2009	2,500	0	0	0	0	0	0	2,500
	2008	30,000	0	0	0	0	0	0	30,000

(1) On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.   Mr. Duerr is our only officer.  Mr. Coale was first appointed as a Director on June 23, 2003 and on October 13, 2005 Mr. Robert Coale was appointed as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary.  Since September 12, 2008 Mr. Coale has served only as a Director of the Company.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Mark- et Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Herb Duerr	40,000	0	0	1.03	July 25, 2013	0	0	0	0
Robert Coale	100,000(2)	0	0	0.05	June 23, 2013	0	0	0	0
	200,000(3)	0	0	0.25	March 10, 2016	0	0	0	0

(1) On July 25, 2003 Mr. Duerr was granted the right to purchase an aggregate of 40,000 common shares at an exercise price of $1.03 per option pursuant to the 2003 Stock Option Plan.  These options have fully vested.

(2) On June 23, 2003 Mr. Coale was granted the right to purchase an aggregate of 100,000 common shares at an exercise price of $0.05 per option pursuant to the 2003 Stock Option Plan.  These options have fully vested.

(3) On March 10, 2006, Mr. Coale was granted the right to purchase an additional 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan.  The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009.  These options have fully vested.

Compensation of Directors

Except as described above under the section entitled “Summary Compensation,” none of our directors received any compensation during the fiscal year ended May 31, 2009.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 25, 2009, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,224,400 shares of Common Stock which are issued and outstanding as of August 25, 2009.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Robert D. Coale	6,300,000	(1)	24.0%
Almir Ramic	1,730,000	(2)	6.6%
Colin Bruce Worth	1,600,000	(3)	6.1%
Herb Duerr	40,000	(4)	*
Jared Beebe	-		*
Directors and Officers as a Group (3 individuals)	6,340,000		25.9%

* Represents less than 1%.

(1)
Includes 100,000 options pursuant to the 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share and 200,000 options pursuant to the 2005 Stock Option Plan to purchase common stock at a purchase price of$0.25 per share.

(2)	Includes 1,280,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. All such warrants are currently exercisable.
(3)	Includes 1,280,000 share of our common stock issuable upon the exercise of warrants held by Mr. Worth. All such warrants are currently exercisable.
(4)	Includes 40,000 options pursuant to the 2003 Stock Option Plan to purchase common stock at a purchase price of $1.03 per share.

Shareholders’ Agreement

Messrs. Sibthorpe and Coale were party to a Shareholders’ Agreement dated as of January 22, 2004. The agreement provided that for so long as the person holds any of the 3,000,000 shares which he received from Bruce Johnstone, the directors shall vote such shares to maintain three persons on our board. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other two shareholders. If one of the three shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares which he received from Mr. Johnstone, then the other two shareholders agreed to vote their shares together to either maintain the number of Board members as two or to nominate and appoint a third Board member. The agreement also provides that for all other matters in which shares are voted, the three shareholders shall vote their 3,000,000 shares together as determined by the decision of two of the three shareholders. These three shareholders had determined that such agreement would be beneficial in maintaining control among themselves over the shares that they had received from Mr. Johnstone.

The shareholders also agreed that he will not, directly or indirectly, sell, pledge, gift or in any other way dispose of any of the 3,000,000 shares which he received from Mr. Johnstone. This transfer restriction shall apply to such shares in all situations during all times that such individual holds any of the 3,000,000 shares. Although the shareholders’ agreement restricts transfers of the shares received from Mr. Johnstone and held by the directors, a director can no longer hold the shares which he received from Mr. Johnstone if he dies or if the agreement is amended by the parties to permit a transfer. The Company is not aware of any such amendment being contemplated by the parties.  Mr. Coale acquired Mr. Sibthorpe’s shares upon Mr. Sibthrope’s resignation from the Board of Directors.  As a result, the Shareholders’ Agreement no longer has effect as Mr. Coale is the sole shareholder under the original agreement.

Buyback Agreements

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who was the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director and to Mr. Robert Sibthorpe who was a former director of the Company.  In consideration therefor, Mr. Coale, Mr. Sibthorpe and the Company entered into a Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.  Mr. Coale acquired Mr. Sibthorpe’s 3,000,000 shares upon Mr. Sibthrope’s resignation from the Board of Directors.  The shares acquired by Mr. Coale are subject to the same terms as originally agreed to by Mr. Sibthorpe under the buyback agreement.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related Party Transactions with Herb Duerr and MinQuest Inc.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2009, the Company made total property payments of $110,000 to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  For the twelve-months ended May 31, 2009 the Company paid Mr. Duerr an amount of $32,325 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.
Bruner and Vernal Property Option Agreement

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500 and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we were to have spent $500,000 on exploration, and we had spent an aggregate of approximately $499,327 on exploration of the two properties resulting in a shortfall of approximately $673.  The Company intends to undertake an exploration program in 2009 to complete its obligations under the Bruner and Vernal agreement.

Moss Property Option Agreement

A portion of our Moss Property was acquired from MinQuest.  On March 4, 2004, we signed the agreement that earned us a 100 percent interest in 62 unpatented mining claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.

Whiskey Property Option Agreement

On March 15, 2008, the Company executed the Whiskey Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $1,045,000 and incur an aggregate $2,500,000 in property exploration expenditures by March 15, 2018.  To May 31, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $40,870 on exploration of the property.  The Company intends to complete the additional required expenditures of $9,130 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

NK Property Option Agreement

On March 15, 2008, the Company executed the NK Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $490,000 and incur an aggregate $1,225,000 in property exploration expenditures by March 15, 2018.  To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $12,709 on exploration of the property.  The Company intends to complete the additional required expenditures of $37,291 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.
Weepah Property Option Agreement

On March 15, 2008, the Company executed the Weepah Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $490,000 and incur an aggregate $1,225,000 in property exploration expenditures by March 15, 2018.  To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $4,715 on exploration of the property.  The Company intends to complete the additional required expenditures of $45,285 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Imperial Property Option Agreement

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldfields Inc., a Nevada corporation (“American Goldfields”), to acquire the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada (the “Property”). American Goldfields had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement with MinQuest, the owner of the Property.  On July 1, 2008 the Company made a $20,000 property option payment to MinQuest which was the final option payment due under the Imperial Property Option Agreement.  The Company needs to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property.

Related Party Transactions with Robert Coale

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, who was our former Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration  therefor,  Mr. Coale and our company  entered into a Buy-Back Option  Agreement,  pursuant to which Mr. Coale  granted to our company  the option  to  purchase  all  or  any  portion  of  the  3,000,000  shares  of  our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

Related Party Transactions with Robert Sibthorpe

On March 10, 2006, we entered into a Stock Option Agreement with Robert Sibthorpe, who was our former director.  Pursuant to such agreement, Mr. Sibthorpe was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration therefor, Mr. Sibthorpe and our company entered into a Buy-Back Option Agreement,  pursuant to which Mr. Sibthorpe granted to our company an option  to  purchase  all  or  any  portion  of  the  3,000,000  shares  of our common stock that are owned by Mr. Sibthorpe for a purchase price of $0.01 per share.  Mr. Coale acquired Mr. Sibthorpe’s 3,000,000 shares upon Mr. Sibthrope’s resignation from the Board of Directors.  The shares acquired by Mr. Coale are subject to the same terms as originally agreed to by Mr. Sibthorpe under the buyback agreement.

Related Party Transactions with Ronald Blomkamp

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2009 and 2008 are set forth below:
	Fiscal year ending May 31, 2009	Fiscal year ending May 31, 2008
Audit Fees	$27,000	$27,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of May 31, 2009, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan. (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. (6)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and the Company (13)
10.15	Assignment and Assumption Agreement dated January 29, 2008 between the Company and American Goldrush Corp. (14)
10.16	Whiskey Flat Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.17	NK Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.18	Weepah Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.19	Assignment and Assumption Agreement dated May 30, 2008 between the Company and American Goldfields Inc. (16)
10.20	Bruner Property Option Agreement, dated April 1, 2009 between the Company and American International Ventures Inc. (17)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)
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
(13) Previously filed as an exhibit to the Company’s May 31, 2007 Form 10-K submitted to the SEC on August 29, 2008.
(14) Previously filed with the Company’s Form 8-K submitted to the SEC on February 1, 2008.
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2009 AND 2008

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2009 and 2008	F - 2

Statements of Operations for the
Years Ended May 31, 2009 and 2008 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2009	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2009	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2009 and 2008 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2009	F – 11

Notes to Financial Statements	F - 13

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2009 and 2008, and the related statements of operations and cash flows for the two years ended May 31, 2009 and 2008 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2009, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended May 31, 2009 and 2008 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 24,, 2009

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,	May 31,
	2009	2008
ASSETS:
Current Assets:
Cash	$1,195,886	$2,115,513
Total Current Assets	1,195,886	2,115,513
Reclamation Deposits (note 4)	14,155	31,155
Office Equipment, Net	-	352

Total Assets	$1,210,041	$2,147,020

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$65,989	$328,762

Total Current Liabilities	65,989	328,762

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2009 and 2008	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
May 31, 2009 (May 31, 2008 – 26,224,400)	26,224	26,224
Paid-In Capital	26,381,625	26,382,663
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,206,354)	(24,533,186)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	1,144,052	1,818,258

Total Liabilities and Stockholders’ Equity	$1,210,041	$2,147,020

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2009	2008	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	386,192	1,172,292	3,375,243
General and Administrative	328,604	153,516	22,274,283

Net Loss from Operations	(714,796)	(1,325,808)	(25,649,526)

Other Income (Expense)
Interest	40,099	108,903	446,102
Currency Exchange	1,529	5,668	(2,930)

Net Other Income (Expense)	41,628	114,571	443,172

Net Loss	$(673,168)	$(1,211,237)	$(25,206,354)

Basic and Diluted loss per
Share	$(0.03)	$(0.05)

Weighted Average Shares
Outstanding	26,224,400	26,224,400

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance at May 31, 2003	—	$—	15,230,400	$15,230	$45,810	$—	$(16,361)	$(41,082)	$(17,656)

June 11, 2003 Issuances of Preferred Shares for Services	13,500,000	13,500	—	—	—	—	—	—	—

Shares from Former Officer/
Directors	—	—	(5,320,000)	(5,320)	5,320	—	—	—	—

July 25, 2003, Shares and
Warrants Issued for Cash	—	—	350,000	350	367,150	—	—	—	—

July, 2003 Compensation from
Issuance of Stock Options
Below Fair Market Value	—	—	—	—	235,354	—	—	—	—

September 2, 2003, Preferred
Shares Converted to Common	(13,500,000)	(13,500)	13,500,000	13,500	—	—	—	—	—

September 12, 2003, Stock
Options Exercised	—	—	200,000	200	9,800	—	—	—	—

September 17, 2003, Stock
Options Exercised	—	—	930,000	930	45,570	—	—	—	—

September 22, 2003, Stock
Options Exercised	—	—	525,000	525	25,725	—	—	—	—

September 23, 2003, Stock
Options Exercised	—	—	105,000	105	8,895	—	—	—	—

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance May 31, 2006	—	$—	26,279,400	$26,279	$26,435,970	$(79,000)	$(16,361)	$(41,082)	$(23,026,661)

January 12, 2007, Cancellation
Of 55,000 common shares	—	—	(55,000)	(55)	(78,945)	79,000	—	—	—

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	26,611	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(295,288)

Balance May 31, 2007	—	—	26,224,400	26,224	26,383,636	—	(16,361)	(41,082)	(23,321,949)

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	(973)	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(1,211,237)

Balance May 31, 2008	—	—	26,224,400	26,224	26,382,663	—	(16,361)	(41,082)	(24,533,186)

Compensation From the
Revaluation of Stock
Options Granted in Prior Years	—	—	—	—	(1,038)	—	—	—	—

Net Loss	—	—	—	—	—	—	—	—	(673,168)

Balance May 31, 2009	—	$—	26,224,400	$26,224	$26,381,625	$—	$(16,361)	$(41,082)	$(25,206,354)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2009	2008	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(673,168)	$(1,211,237)	$(25,206,354)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	(1,038)	(973)	5,003,484
Stock Issued for Services	—	—	16,267,500
Depreciation	352	1,397	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	—	1,472	—
Increase (Decrease) in Accounts Payable	(262,773)	326.678	59,746

Net Cash Used in Operating Activities	(936,627)	(882,663)	(3,871,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposits	17,000	(31,155)	(14,155)
Net Cash Used in Investing Activities	17,000	(31,155)	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Shares	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(919,627)	(913,818)	1,195,886
Cash and Cash Equivalents
at Beginning of Period	2,115,513	3,029,331	—
Cash and Cash Equivalents
at End of Period	$1,195,886	$2,115,513	$1,195,886

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2009	2008	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable by the Cancellation of Common Stock	$—	$—	$79,000

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded for the year ended May 31, 2006.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued in subsequent periods resulting in a reversal of stock option expense of ($1,038) and ($973) at May 31, 2009 and 2008 respectively and an additional option expense of $26,611 at May 31, 2007 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2009, 2008, and 2007.   All of these options have now fully vested and as a result will not be revalued in subsequent periods.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2009. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since June 1, 2000 the Company has been in the exploration state.  The Company has not realized any revenue from its present operations.  During the year ended May 31, 2009, the Company incurred a loss of $673,168 and has an accumulated deficit of $25,206,354 at May 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $1,100,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2009, the company has outstanding options and warrants of 1,385,000 and 3,456,000, respectively all of which are currently exercisable.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2009 and 2008 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the years ended May 31, 2009 or 2008 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2009 or 2008.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the year ended May 31, 2009 or 2008 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at May 31, 2009 or 2008.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of amortizing and revaluing the common stock option expense for unvested options granted in the year ended May 31, 2006, a reversal of stock option expense of ($1,038) (2008 – a reversal of expense of ($973) has been recognized in the Statement of Operations at May 31, 2009.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2009 and 2008.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,
	2009	2008

Equipment	$645	$645
Furniture	3,548	3,548
	4,193	4,193
Less accumulated depreciation	(4,193)	(3,841)

Total	$-	$352

Depreciation expense of $352 (2008 - $1,397) has been recorded for each of the respective year ended May 31, 2009.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007.  The implementation of SFAS 157 did not have a material impact on the Company’s financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The implementation of SFAS 159 did not have a material impact on the Company’s financial statements.

SFAS 141R

In December 2007, the FASB issued SFAS 141R “Business Combinations” and SFAS 160 “Non-controlling Interests in Consolidated Financial Statements”, which are both effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The implementation of SFAS 141R did not have a material impact on the Company’s financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51".  SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity.  The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after on or after December 15, 2008.  The implementation of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The implementation of SFAS 162 is not expected to have a material impact on the Company’s financial statements.

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The implementation of FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The implementation of APB 14-1 is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.  During the year ended May 31, 2009, the Company received a refund in the amount of $17,000 for the reclamation bond related to the Margarita Property.

NOTE 5 - INCOME TAXES

As of May 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,400,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the year ended May 31, 2009, the Company paid $2,500 (2008 - $30,000) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2009, the Company made total property payments of $110,000 to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  Included in the net loss for twelve-months ended May 31, 2009 is an amount of $32,325 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2009, 5,040,000 stock options have been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 506,000 remain available to be granted under the 2003 Plan.  In most cases the fair value of the stock issued was higher than the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004.   No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan.  No options were granted under the 2005 Plan for the year ended May 31, 2008.  For the year ended May 31, 2006, 1,000,000 were granted to various directors and consultants for an exercise price of $0.25 per share.  No options were granted under the 2005 Plan during the years ended May 31, 2009 or 2008.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2006. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2009:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, May 31, 2009 and 2008	506,000	385,000	$0.26

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2009:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2007	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, May 31, 2009 and 2008	1,000,000	1,000,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2009:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	*300,000	4.08	$ 0.05	300,000	$ 0.05
$ 0.25	*1,000,000	6.75	$ 0.25	1,00,000	$ 0.25
$ 0.80	*5,000	4.17	$ 0.80	5,000	$ 0.80
$ 1.03	80,000	4.17	$ 1.03	80,000	$ 1.03

	1,385,000		$ 0.25	1,385,000	$ 0.25

*Subsequent to May 31, 2009, 500,000 stock options at an exercise price of $0.25, 200,000 stock options at an exercise price of $0.05, and 5,000 stock options at an exercise price of $0.80 were cancelled.

The aggregate intrinsic value of stock options outstanding  at May 31, 2009 was $86,000 and the aggregate intrinsic value of stock options  exercisable at May 31, 2008 was also $86,000.  No stock options were exercised in 2009.  As of May 31, 2009 all stock options had vested and as a result, there was no unrecognized compensation expense.

A summary of status of the Company’s unvested stock options as of May 31, 2009 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at June 1, 2007	333,333	$0.25	$0.21
Granted	-	-	-
Vested	(166,667)	0.25	0.21

Unvested at May 31, 2008	166,666	0.25	0.21
Granted	-	-	-
Vested	(166,666)	0.25	0.21

Unvested at May 31, 2009	-	$-	$-

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

The following table sets forth common share purchase warrants outstanding as of May 31, 2009:

Warrants Outstanding
Balance, May 31, 2007	3,456,000
Warrants granted	-
Warrants expired	-
Balance, May 31, 2009 and 2008	3,456,000

The following table lists the common share warrants outstanding at May 31, 2009.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years) *	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	0.50	864,000	$ 1.40
864,000	$ 1.45	0.50	864,000	$ 1.45
864,000	$ 1.50	0.50	864,000	$ 1.50
864,000	$ 1.55	0.50	864,000	$ 1.55
3,456,000			3,456,000

*Subsequent to May 31, 2009 the expiry date of all of the warrants was extended to November 27, 2011.

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

NOTE 11 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2009, there are no preferred shares outstanding.

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

To May 31, 2009 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company was to have incurred $500,000 on exploration.  To May 31, 2009 the Company has incurred approximately $499,327 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $673 during 2009.

Bruner Property Expansion

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

The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims.

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

Whiskey Property

Annual option payments and minimum annual exploration expenditures under the Whiskey Property Agreement are as noted below:

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

To May 31, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.  By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $40,870 on exploration of the property.  The Company intends to complete the additional required expenditures of $9,130 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

NK Property

Annual option payments and minimum annual exploration expenditures under the NK Property Agreement are as noted below:

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

To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.  By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $12,709 on exploration of the property.  The Company intends to complete the additional required expenditures of $37,291 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

Weepah Property

Annual option payments and minimum annual exploration expenditures under the Weepah Property Agreement are as noted below:

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

To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.  By May 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $4,715 on exploration of the property.  The Company intends to complete the additional required expenditures of $45,285 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, the Company paid American Goldfields $250,000, which amount represents the full payment and satisfaction for the assignment by American Goldfields to the Company of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by American Goldfields to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by American Goldfields prior to the Agreement; and (iii) the $120,000 paid to MinQuest as option payments under the Property Agreement.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.  On July 1, 2008 the Company made the final $20,000 property option payment due under the Imperial Property Option Agreement.

As of May 31, 2009, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 25, 2009	By: /s/ Herb Duerr
Name: Herb Duerr
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Herb Duerr Herb Duerr	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	August 25, 2009

/s/ Robert Coale Robert Coale	Director	August 25, 2009

/s/ Jared Beebe Jared Beebe	Director	August 25, 2009