Form 10-Q
period 2009-08-31
PATRIOT GOLD CORP
filed 2009-10-14
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2009
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

_______________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of October 13, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	August 31,	May 31,
	2009	2009
ASSETS:	(Unaudited)
Current Assets:
Cash	$930,972	$1,195,886
Prepaid Expenses	7,150	-

Total Current Assets	$938,122	$1,195,886

Reclamation Deposits	14,155	14,155

Total Assets	$952,277	$1,210,041

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$33,440	$65,989
Total Current Liabilities	33,440	65,989

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at August 31, 2009 and May 31, 2009	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
August 31, 2009 and May 31, 2009	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,431,569)	(25,206,354)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	918,837	1,144,052

Total Liabilities and Stockholders' Equity	$952,277	$1,210,041

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2009	2008	State
Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses
Mineral claim payments and exploration expenditures	155,242	108,254	3,530,485
General and Administrative	72,968	31,456	22,347,251

Net Loss from Operations	(228,210)	(139,710)	(25,877,736)

Other Income (Expense)
Interest	3,299	11,367	449,401
Currency Exchange	(304)	7,631	(3,234)
Net Other Income (Expense)	2,995	18,998	446,167

Net Loss	$(225,215)	$(120,712)	$(25,431,569)

Basic & Diluted loss per
Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2009	2008	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(225,215)	$(120,712)	$(25,431,569)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	(1,635)	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	352	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(7,150)	-	(7,150)
Increase (Decrease) in Accounts Payable	(32,549)	(240,561)	27,197

Net Cash Used in Operating Activities	(264,914)	(362,556)	(4,136,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)

Net Cash Used in Investing Activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(264,914)	(362,556)	930,972
Cash and Cash Equivalents
at Beginning of Period	1,195,886	2,115,513	-
Cash and Cash Equivalents
at End of Period	$930,972	$1,752,957	$930,972

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

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded for the year ended May 31, 2006.  The vesting period for some of these options was up to three years.  As a result, the unvested portions of the options have been revalued in subsequent periods resulting in a reversal of stock option expense of ($1,038) and ($973) at May 31, 2009 and 2008 respectively and an additional option expense of $26,611 at May 31, 2007 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2009, 2008, and 2007.  As of May 31, 2009 all of these options have fully vested and as a result will not be revalued in subsequent periods.

The unvested portions of the options have been revalued at August 31, 2008 resulting in a reversal of stock option expense of ($1,635) due to a reduction in the fair value of the options as determined by the Black-Scholes model between the revaluation date of May 31, 2008 and August 31, 2008.

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2009 has been omitted.  The results of operations for the three month period ended August 31, 2009 is not necessary indicative of results for the entire year ending May 31, 2010.

Nature of Operations

The Company has no products or services as of August 31, 2009.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,431,569 for the period from June 1, 2000 (inception of exploration state) to August 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life which is estimated at three years.  As of May 31, 2009 the office equipment had been fully depreciated and as a result $Nil (2008 - $352) in depreciation expense was charged to general and administrative expenses during the quarter ended August 31, 2009.

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period ended August 31, 2009 the Company recognized a transaction loss of $304 (2008 - $7,631 gain).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for August 31, 2009 and 2008 and are thus not presented.

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
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three months ended August 31, 2009 or 2008 and accordingly, no compensation expense was recognized under APB No. 25 for the three months ended August 31, 2009 or 2008.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three months ended August 31, 2009 and 2008, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at August 31, 2009 and 2008.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of ($1,635) in stock-based compensation has been recognized in the Statement of Operations at August 31, 2008.  As of May 31, 2009 all outstanding stock options have fully vested and as a result no stock-based compensation expense has been recognized for the three months ended August 31, 2009.

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

NOTE 2 RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.    In addition, as part of the Company’s acquisition of the Imperial Property the reclamation bond for this property was transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the three months ended August 31, 2009, the Company paid $Nil (2008 - $2,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended August 31, 2009, the Company made total property option payments of $Nil (2008 - $20,000) to MinQuest.  Included in the net loss for three months ended August 31, 2009 is an amount of $Nil (2008 - $6,750) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of August 31, 2009, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of August 31, 2009, 500,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,500,000 remain available to be granted under the 2005 plan.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

No stock options were granted under either plan during the three months ended August 31, 2009 or 2008. The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2009:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	205,000	(205,000)	$0.07
Options exercised	-	-	-
Balance, August 31, 2009	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2009:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	500,000	(500,000)	$0.25
Options exercised	-	-	-
Balance, August 31, 2009	1,500,000	500,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2009:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	3.83	$ 0.05	100,000	$ 0.05
$ 0.25	500,000	6.50	$ 0.25	500,000	$ 0.25
$ 1.03	80,000	3.92	$ 1.03	80,000	$ 1.03

	680,000		$ 0.31	680,000	$ 0.31

The aggregate intrinsic value of stock options outstanding at August 31, 2009 was $16,000 and the aggregate intrinsic value of stock options exercisable at August 31, 2009 was also $16,000.  No stock options were exercised during the quarter ended August 31, 2009.  As of August 31, 2009 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at August 31, 2009.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of August 31, 2009:

Warrants Outstanding
Balance, May 31, 2009	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, August 31, 2009	3,456,000

The following table lists the common share warrants outstanding at August 31, 2009.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.25	864,000	$ 1.40
864,000	$ 1.45	2.25	864,000	$ 1.45
864,000	$ 1.50	2.25	864,000	$ 1.50
864,000	$ 1.55	2.25	864,000	$ 1.55
3,456,000			3,456,000

On June 8, 2009 the expiry date of all of the warrants was extended to November 27, 2011.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2009 filed by the Company with the Securities and Exchange Commission.

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

To August 31, 2008 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  In addition, we have spent in excess of $500,000 on exploration and as a result we have completed our obligations under the original property option agreement.

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

BRUNER PROPERTY

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

VERNAL PROPERTY

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

Exploration Programs

Our exploration of the Moss Property has consisted of geologic mapping, geochemical sampling and drill testing of the identified veins.  The Moss Property contains the site of the former Moss Mine.  The most significant historic mining at the Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply northerly. These veins should intersect the Moss Mine vein at depth. The deepest vein intercepts at Moss are less than 400 feet. The Ruth vein should intersect the Moss Mine vein at 800-900 feet below the surface. If the Moss Mine vein is the feeder for the Ruth vein it should contain similar gold values at that level. The Moss Mine vein needs drill testing to a depth of 900 feet to determine its potential to contain high-grade gold mineralization.

Phase 1 drilling was completed at the Moss Property in 2004. A total of 36 holes were drilled totaling 8,807 feet. Thirty holes were drilled on the Gintoff Claim on the Moss Property, and six holes were drilled on one of the adjacent parcels of land.   The easternmost section of the Property, which was mostly untested by drilling, was drilled with thirty reverse circulation holes. This allowed accurate cross-sections to be made for this area. The coverage on this section is generally two or three holes on 100 foot sections testing grades and widths from 50-250 feet down dip. In the western area, limited confirmation drilling was carried out and the results obtained were generally in line with the values obtained by previous operators. Geological information obtained may now provide a structural explanation for the lack of success obtained here to date by previous operators.

A study of all drilling results at the Moss Property indicates a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes. An example from our drilling tests the vein over a vertical extent of 300 feet. In this example the gold content nearly doubles between AR-5 and AR-23.

An expanded program (Phase 2)  began in April 2005, and was expected to be completed by May 2006.  Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be done to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. We planned to drill 10 to 15 holes.  The depths of these holes were to have ranged from 500 to 1,300 feet. The program budget for this program was $643,700.

The first portion of this expanded drilling program was expected to be completed by the fall of 2005.  However, after eight holes were attempted, drilling was halted because of difficulty in drilling through the granite, because the drilling rig that we contracted to use was too light to penetrate the rock.  We had sought to contract a heavier rig to continue the program, which we had expected to happen by December 2005.  The remainder of the program was completed when the Company conducted a 6 core hole program from November 2006 to February 2007 for a total amount drilled of 3,917 feet.  The exploration program failed to find higher grades but it did show that the vein system continues to at least 800 feet below the surface and appears to be thickening.

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

WHISKEY PROPERTY

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

To August, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    By August 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $53,000 on exploration of the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

To date the work completed on the Whiskey Property has consisted of detailed mapping of the entire property, cursory surface sampling, compilation of historic data, and definition of drill targets.  Further work considered for the project area entails grid sampling of various highly altered volcanic tuffs expanding areas of known gold mineralization with additional drilling.

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

To August 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By August 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $17,500 on exploration of the property.  The Company intends to complete the additional required expenditures of $32,500 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

To August 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By August 31, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $6,800 on exploration of the property.  The Company intends to complete the additional required expenditures of $43,200 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Results of Operations

We did not earn any revenues during the three months ended August 31, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2009 we incurred a net loss of $225,215 compared to a net loss of $120,712 for the comparative period in 2008.  Our year to date net loss for 2009 has increased over 2008 largely due to higher exploration costs and administrative expenses.  Exploration and property option payments for 2009 were $155,242 while in 2008 they totaled $108,254.  During the first quarter of 2009 the Company commenced a drill program on the Moss Property while in 2008 the Company incurred the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Wheepah exploration programs.  Also in 2008 the Company made a $20,000 property option payment on the Imperial Property while in 2009 no property option payments were required.

General and administrative costs increased to $72,968 in the three months ended August 31, 2009 from $31,456 in the comparative period in 2008.  The increase relates primarily to expenses for corporate development. Other than the increased costs associated with the Company’s corporate development activities, general and administrative expenses decreased slightly in 2009 compared to 2008.

Liquidity and Capital Resources

We had cash of $930,972 as of August 31, 2009. We anticipate that we will incur the following expenses through the next twelve months:

•	$774,000 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2009 was $264,914 compared to $362,556 during the three months ended August 31, 2008.   The decrease was due to a larger net loss in the three months ended August 31, 2009 of $225,215 compared to the net loss of $120,712 in the three months ended August 31, 2008 offset by a large reduction in accounts payable in 2008 compared to 2009.  In the three months ended August 31, 2008 the Company paid down accounts payable resulting in a cash outflow of $240,561 compared to a cash outflow of $32,549 in the three months ended August 31, 2009.  There were no investing or financing activities for either the three months ended August 31, 2009 or 2008.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,431,569 for the period from June 1, 2000 (inception of exploration state) to August 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We  do  not  have  any  off-balance sheet debt nor did we have any transactions, arrangements,  obligations  (including  contingent  obligations)  or  other relationships  with any unconsolidated entities or other persons that may have a material  current or future effect on financial conditions, changes in financial conditions,  result  of  operations,  liquidity,  capital  expenditures, capital resources,  or  significant  components  of  revenue  or  expenses.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended August 31, 2009.

Item 5. Other information.

The disclosure provided pursuant to Part II Item 2 above is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2009 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)