Form 10-Q
period 2009-11-30
PATRIOT GOLD CORP
filed 2010-01-14
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	November 30,	May 31,
	2009	2009
ASSETS:	(Unaudited)
Current Assets:
Cash	$818,328	$1,195,886
Prepaid Expenses	5,000	-

Total Current Assets	$823,328	$1,195,886

Reclamation Deposits	14,155	14,155

Total Assets	$837,483	$1,210,041

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$26,656	$65,989
Total Current Liabilities	26,656	65,989

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at November 30, 2009 and May 31, 2009	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
November 30, 2009 and May 31, 2009	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,539,579)	(25,206,354)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	810,827	1,144,052

Total Liabilities and Stockholders' Equity	$837,483	$1,210,041

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		June 1, 2000
	Ended		Ended		Inception of
	November 30,		November 30,		Exploration
	2009	2008	2009	2008	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mineral Claim Payments and Exploration Expenditures	28,948	63,827	184,190	172,081	3,559,433
General & Administrative	84,926	121,780	157,893	153,236	22,432,176

Net Loss from Operations	(113,874)	(185,607)	(342,083)	(325,317)	(25,991,609)

Other Income (Expense)
Interest, Net	2,619	9,136	5,918	20,503	452,020
Currency Exchange	3,245	21,297	2,940	28,928	10

Net Loss	$(108,010)	$(155,174)	$(333,225)	$(275,886)	$(25,539,579)

Basic & Diluted
Loss per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighed Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2009	2008	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(333,225)	$(275,886)	$(25,539,579)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	(892)	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	352	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(5,000)	(500)	(5,000)
Increase (Decrease) in Accounts Payable	(39,333)	(281,906)	20,413

Net Cash Used in Operating Activities	(377,558)	(558,832)	(4,248,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	17,000	(14,155)

Net Cash Used in Investing Activities	-	17,000	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(377,558)	(541,832)	818,328
Cash and Cash Equivalents
at Beginning of Period	1,195,886	2,115,513	-
Cash and Cash Equivalents
at End of Period	$818,328	$1,573,681	$818,328

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2009 has been omitted.  The results of operations for the three and six month periods ended November 30, 2009 is not necessary indicative of results for the entire year ending May 31, 2010.

Nature of Operations

The Company has no products or services as of November 30, 2009.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,539,579 for the period from June 1, 2000 (inception of exploration state) to November 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life which is estimated at three years.  As of May 31, 2009 the office equipment had been fully depreciated and as a result $Nil (2008 - $352) in depreciation expense was charged to general and administrative expenses during the six months ended November 30, 2009.

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period ended November 30, 2009 the Company recognized a transaction gain of $2,940 (2008 - $28,928 gain).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for November 30, 2009 and 2008 and are thus not presented.

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
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the six months ended November 30, 2009 or 2008 and accordingly, no compensation expense was recognized under APB No. 25 for the six months ended November 30, 2009 or 2008.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the six months ended November 30, 2009 and 2008, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at November 30, 2009 and 2008.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of ($892) in stock-based compensation has been recognized in the Statement of Operations at November 30, 2008.  As of May 31, 2009 all outstanding stock options have fully vested and as a result no stock-based compensation expense has been recognized for the six months ended November 30, 2009.

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

NOTE 2 RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the executed exploration program.    In addition, as part of the Company’s acquisition of the Imperial Property the reclamation bond for this property was transferred to the Company. Both programs have had the required reclamation completed and the Company will receive a refund of the deposits at the such time as the projects are reviewed by the appropriate Federal authorities.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the six months ended November 30, 2009, the Company paid $Nil (2008 - $2,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended November 30, 2009, the Company made total property option payments of $Nil (2008 - $20,000) to MinQuest.  Included in the net loss for six months ended November 30, 2009 is an amount of $Nil (2008 - $20,500) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of November 30, 2009, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of November 30, 2009, 300,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,700,000 remain available to be granted under the 2005 plan.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

No stock options were granted under either plan during the six months ended November 30, 2009 or 2008. The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2009:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	205,000	(205,000)	$0.07
Options exercised	-	-	-
Balance, November 30, 2009	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2009:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	700,000	(700,000)	$0.25
Options exercised	-	-	-
Balance, November 30, 2009	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2009:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	3.58	$ 0.05	100,000	$ 0.05
$ 0.25	300,000	6.25	$ 0.25	300,000	$ 0.25
$ 1.03	80,000	3.67	$ 1.03	80,000	$ 1.03

	480,000		$ 0.34	480,000	$ 0.34

The aggregate intrinsic value of stock options outstanding at November 30, 2009 was $16,000 and the aggregate intrinsic value of stock options exercisable at November 30, 2009 was also $16,000.  No stock options were exercised during the quarter ended November 30, 2009.  As of November 30, 2009 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at November 30, 2009.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of November 30, 2009:

Warrants Outstanding
Balance, May 31, 2009	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, November 30, 2009	3,456,000

The following table lists the common share warrants outstanding at November 30, 2009.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.00	864,000	$ 1.40
864,000	$ 1.45	2.00	864,000	$ 1.45
864,000	$ 1.50	2.00	864,000	$ 1.50
864,000	$ 1.55	2.00	864,000	$ 1.55
3,456,000			3,456,000

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have acquired several properties and we have several properties under option. We have already conducted various kinds of exploration on these properties, including mapping, sampling, geophysical surveying and drilling, and we expect to conduct further exploration of these properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

In May 2009 the Board of Directors approved a $200,000 exploration budget for the Moss Property.  Six holes totaling 2,929 feet were drilled to test the down-dip extension of the Moss vein. Five of the six holes reached target depth and contain significant intercepts of +0.01 oz/ton gold equivalent. This material will be used for additional metallurgical testing to determine the leachability of the deeper sulfide mineralization.

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

Upon execution of the Agreement, the Company paid MinQuest $50,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retains a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

To November, 2009 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    By November 30, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $53,000 on exploration of the property. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Upon execution of the Agreement, the Company paid MinQuest $20,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retains a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

To November 30, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By November 30, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $17,500 on exploration of the property.  The Company intends to complete the additional required expenditures of $32,500 during 2009.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Upon execution of the Agreement, the Company paid MinQuest $20,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the property. If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retains a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

To November 30, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    By November 30, 2009, the Company was to have incurred $50,000 on exploration but had incurred approximately $6,800 on exploration of the property.  The Company intends to complete the additional required expenditures of $43,200 during 2009. In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.

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

Results of Operations

We did not earn any revenues during the three or six months ended November 30, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended November 30, 2009 we incurred a net loss of $333,225 compared to a net loss of $275,886 for the comparative period in 2008.  Our year to date net loss for 2009 has increased over 2008 largely due to higher exploration costs and administrative expenses.  Exploration and property option payments for 2009 were $184,190 while in 2008 they totaled $172,081.  During the first quarter of 2009 the Company commenced a drill program on the Moss Property while in 2008 the Company incurred the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Wheepah exploration programs.  Also in 2008 the Company made a $20,000 property option payment on the Imperial Property while in 2009 no property option payments were required.

General and administrative costs increased to $157,893 in the six months ended November 30, 2009 from $153,236 in the comparative period in 2008.  The increase relates primarily to expenses for corporate development. Other than the increased costs associated with the Company’s corporate development activities, general and administrative expenses decreased slightly in 2009 compared to 2008.
During the three months ended November 30, 2009 we incurred a net loss of $108,010 compared to a net loss of $155,174 for the comparative period in 2008.  Our current quarter loss in 2009 has decreased from 2008 largely due to lower exploration expenses and lower administration costs.  For the quarter ended November 30, 2009, the Company incurred $28,948 in exploration costs compared to $63,827 in 2008.  In 2009, exploration costs related primarily to claim staking fees while during the three-months ended November 30, 2008 a significant portion of the Bruner Property drill program was undertaken.  In addition, in 2008 the core leaching tests related to the Moss Property were commenced.    General and administrative costs decreased to $84,926 in 2009 from $121,780 in 2008.

Liquidity and Capital Resources

We had cash of $818,328 as of November 30, 2009. We anticipate that we will incur the following expenses through the next twelve months:

•	$774,000 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2009 was $377,558 compared to $558,832 during the six months ended November 30, 2008.   The decrease was due to a larger net loss in the six months ended November 30, 2009 of $333,225 compared to the net loss of $275,886 in the six months ended November 30, 2008 offset by a large reduction in accounts payable in 2008 compared to 2009.  In the six months ended November 30, 2008 the Company paid down accounts payable resulting in a cash outflow of $281,906 compared to a cash outflow of $39,333 in the six months ended November 30, 2009.  There were no financing activities for either the six months ended November 30, 2009 or 2008.

There were no investing activities for the six-months ended November 30, 2009 while for the same period in 2008, the Company received a $17,000 refund for the reclamation bond for the Margarita Property.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,539,579 for the period from June 1, 2000 (inception of exploration state) to November 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended November 30, 2009.

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

Date: January 13, 2010 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)