Form 10-Q
period 2010-02-28
PATRIOT GOLD CORP
filed 2010-04-19
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of April 12, 2010.

Item 1.  Financial Statements.
PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$724,271	$1,195,886
Prepaid expenses	5,000	-

Total Current Assets	729,271	1,195,886

Office Equipment, Net	-	-
Reclamation Deposit	14,155	14,155

Total Assets	$743,426	$1,210,041

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$19,357	$65,989

Total Current Assets	19,357	65,989

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 28, 2010 and May 31, 2009	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
February 28, 2010 and May 31, 2009	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,626,337)	(25,206,354)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	724,069	1,144,052

Total Liabilities and Stockholders' Equity	$743,426	$1,210,041

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 28,		February 28,		Exploration
	2010	2009	2010	2009	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	19,959	5,408	204,149	177,489	3,579,392
General & Administrative	67,558	111,117	225,451	264,353	22,499,734

Net Loss from Operations	(87,517)	(116,525)	(429,600)	(441,842)	(26,079,126)

Other Income (Expense)
Interest, Net	1,093	11,643	7,011	32,146	453,113
Currency Exchange	(334)	(42,732)	2,606	(13,804)	(324)

Net Other Income (Expense)	759	(31,089)	9,617	18,342	452,789

Net Loss	$(86,758)	$(147,614)	$(419,983)	$(423,500)	$(25,626,337)

Basic & Diluted
Loss per Share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2010	2009	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(419,983)	$(423,500)	$(25,626,337)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	—	343	5,003,484
Common Stock Issued for Services	—	—	16,267,500
Depreciation	—	352	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(5,000)	(393)	(5,000)
Increase (Decrease) in Accounts Payable	(46,632)	(265,758)	13,114
Net Cash Used in Operating Activities	(471,615)	(688,956)	(4,343,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	—	17,000	(14,155)
Net Cash Used in Investing Activities	—	17,000	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(471,615))	(671,956)	724,271
Cash and Cash Equivalents at Beginning of Period	1,195,886	2,115,513	—
Cash and Cash Equivalents at End of Period	$724,271	$1,443,557	$724,271

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2010	2009	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable by the
Cancellation of Common Stock	$-	$-	$79,000

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2009 has been omitted.  The results of operations for the three and nine-month periods ended February 28, 2010 are not necessary indicative of results for the entire year ending May 31, 2010.

Nature of Operations

The Company has no products or services as of February 28, 2010.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,626,337 for the period from June 1, 2000 (inception of exploration state) to February 28, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $nil was charged to general and administrative expenses during the nine-months ended February 28, 2010 (2009 - $3,521).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the nine-month period ended February 28, 2010 the Company recognized a transaction gain of $2,606 (2009 – loss of $13,804).

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 2010 and 2009 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.   No stock options were granted to employees during the three or nine-months ended February 28, 2010 or 2009 and accordingly, no compensation expense was recognized under APB No. 25 for the three or nine-months ended February 28, 2010 or 2009.  In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

During the three and nine-month periods ended February 28, 2010 and 2009 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations at February 28, 2010 or 2009.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing and amortizing common stock options for unvested options granted in March, 2006, an expense of $343 related to stock-based compensation has been recognized in the Statement of Operations at February 28, 2009.  As of May 31, 2009 all outstanding stock options have fully vested and as a result no stock-based compensation expense has been recognized for the nine months ended February 28, 2010.

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

NOTE 2 RECLAMATION DEPOSIT

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company is required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the executed exploration program.    In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Both programs have had the  required reclamation completed and the Company will receive a refund of the deposits at such time as the projects are reviewed by the appropriate Federal authorities.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the nine months ended February 28, 2010, the Company paid $Nil (2009 - $nil) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the nine months ended February 28, 2010, the Company made total property option payments of $Nil (2009 - $20,000) to MinQuest.  Included in the net loss for nine months ended February 28, 2010 is an amount of $Nil (2009 - $20,500) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of February 28, 2010, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of February 28, 2010, 300,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,700,000 remain available to be granted under the 2005 plan.

No stock options were granted under either plan during the three or nine-months ended February 28, 2010 or 2009.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2003 Plan as of February 28, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	205,000	(205,000)	$0.07
Options exercised	-	-	-
Balance, February 28, 2010	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of February 28, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	700,000	(700,000)	0.25
Options exercised	-	-	-
Balance, February 28, 2010	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at February 28, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.05	100,000	3.33	$0.05	100,000	$0.05
$0.25	300,000	6.00	$0.25	300,000	$0.25
$1.03	80,000	3.42	$1.03	80,000	$1.03
	480,000		$0.34	480,000	$0.34

The aggregate intrinsic value of stock options outstanding and exercisable at February 28, 2010 was $72,000.  No stock options were exercised in the quarter ended February 28, 2010.  As of February 28, 2010 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at February 28, 2010.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of February 28, 2010:

Warrants Outstanding
Balance, May 31, 2009	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, February 28, 2010	3,456,000

The following table lists the common share warrants outstanding at February 28, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price

864,000	$ 1.40	1.75	864,000	$ 1.40
864,000	$ 1.45	1.75	864,000	$ 1.45
864,000	$ 1.50	1.75	864,000	$ 1.50
864,000	$ 1.55	1.75	864,000	$ 1.55
3,456,000			3,456,000

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

To February 28, 2010, the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  In addition, we have spent in excess of $500,000 on exploration and as a result we have completed our obligations under the original property option agreement.

BRUNER PROJECT

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

MOSS PROPERTY

The Moss Property is located in Mohave County, Arizona in the historic Oatman District, and is located some 5 miles northwest of the town of Oatman, with Kingman, Arizona to the east, Laughlin, Nevada to the west and Las Vegas, Nevada to the north. Access is via gravel roads from Bullhead City.   We hold the property in the Moss Mine region via 104 unpatented mining claims and 15 patented claims.  The Company acquired these claims in a series of transactions during fiscal 2004, 2005 and 2009.

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff.  The total purchase price of $50,000 was made in one installment of $10,000 in December 2003 and one installment of $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest.   On March 4, 2004, we signed the agreement to acquire a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.  A three percent NSR production royalty is retained by MinQuest.

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

In May 2009, the Board of Directors approved a $200,000 exploration budget for the Moss property.  The goal of this program is to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.  Six holes were drilled (AR51C – AR56C) for a total of 2,858.50 feet between May and June of 2009.  The drilling was designed to test the down-dip extension of the Moss vein system.  The intention is to have one-quarter of the core assayed and the remaining three-quarter core reserved for column leach testing.  A long leach cycle will be used to determine whether gold or silver recoveries continue to improve beyond the 109 day test previously conducted.

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

Results of Operations

We did not earn any revenues during the three or nine-months ended February 28, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended February 28, 2010, we incurred a net loss of $419,983 compared to a net loss of $423,500 for the comparative period in 2009.  Our year to date net loss for 2010 has decreased over 2009 due to higher exploration costs partially offset by lower administrative expenses.  For the nine months ended February 28, 2010, exploration costs were $204,149 compared to $177,489 in the same period in 2009.  During the first quarter of 2010 the Company commenced a drill program on the Moss Property while in 2009 the Company incurred the final expenses on the Margarita drill program and began initial mapping and planning for the Whiskey, NK, and Wheepah exploration programs.  Also in 2009 the Company made a $20,000 property option payment on the Imperial Property while in 2010 no property option payments were required.

General and administrative costs decreased to $225,451 for the nine-months ended February 28, 2010 from $264,353 in the comparative period in 2009.  The decrease relates primarily due to a reduction of corporate development costs.  Interest income has decreased to $7,011 in the nine-months ended February 28, 2010 from $32,146 in the comparative period in 2009 due to lower average cash balances and lower interest rates.

During the three months ended February 28, 2010 we incurred a net loss of $86,758 compared to a net loss of $147,614 for the comparative period in 2009, Our current quarter loss in 2010 has decreased over 2009 largely due to higher exploration costs partially offset by lower general and administrative expenses.  For the quarter ended February 28, 2010, exploration costs were $19,959 compared to $5,408 for the same period in 2009.  For the quarter ended February 28, 2010, the Company incurred $67,558 in general and administrative costs compared to $111,117 in 2009.

Liquidity and Capital Resources

We had cash of $724,271 as of February 28, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$774,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2010 was $471,615 compared to $688,956 during the nine months ended February 28, 2009.   The decrease was due to a smaller net loss in the nine months ended February 28, 2010 of $419,983 compared to the net loss of $423,500 in the nine months ended February 28, 2009 offset by a large reduction in accounts payable in 2009 compared to 2010.  In the nine months ended February 28, 2009 the Company paid down accounts payable resulting in a cash outflow of $265,758 compared to a cash outflow of $46,632 in the nine months ended February 28, 2010.  There were no financing activities for either the nine months ended February 28, 2010 or 2009.

There were no investing activities for the nine months ended February 28, 2010 while for the same period in 2009, the Company received a $17,000 refund for the reclamation bond for the Margarita Property.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,626,337 for the period from June 1, 2000 (inception of exploration state) to February 28, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended February 28, 2010.

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

Date: April 19, 2010 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)