Form 10-K
period 2010-05-31
PATRIOT GOLD CORP
filed 2010-08-30
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as May 28, 2010 was approximately $5,769,368.

The number of shares of the issuer’s common stock issued and outstanding as of August 12, 2010 was 26,224,400 shares.

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

CSMT Survey. A Controlled Source Magneto-telluric geophysical method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto-telluric Survey (CSMT). The recording of variations in a generated electrical field using sophisticated geophysical survey methods.

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

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

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

On March 10, 2006 the Company granted stock options to Mr. Robert Coale, who was the Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer, and Director and to Mr. Robert Sibthorpe who was a director of the Company.  In consideration therefore, Mr. Coale, Mr. Sibthorpe and the Company entered into Buy-Back Option Agreements, pursuant to which Messrs. Coale and Sibthorpe granted to the Company the option to purchase all or any portion of the 3,000,000 shares of the Company’s common stock that are owned by each of Mr. Coale and Mr. Sibthorpe respectively for a purchase price of $0.01 per share.

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

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources Inc., (“Provex”) under the laws of Nevada.  Mr. Herb Duerr was appointed President, Secretary, Treasurer, and Director of Provex.  On April 16, 2010 the Company entered into an Assignment Agreement, with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties; the NK project; the Weepah Hills project; the Whiskey Flat project; the Imperial property; and the Bruner Expansion properties, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; the NK Property Option Agreement; the Weepah Hills Property Option Agreement; the Whiskey Flat Property Option Agreement; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.

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

Subsidiaries

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property to Provex. Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project, Weepah Hills Project and the Whiskey Flat project – Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

Item 1A.  Risk Factors

Factors that May Affect Future Results

1. We will require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to May 31, 2011, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Acquisition of Interest

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we have the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.  In September, 2008 the company expanded the Bruner position from 16 unpatented mining claims to 51 unpatented mining claims.  This brought the total number acres at Bruner under the Company’s control to 1,020 acres at that time.  Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of this Property Option Agreement.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we have spent an aggregate of approximately $585,989 on exploration of the two properties which exceeds the $500,000 exploration requirement of the Agreement.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal Properties to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

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
The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original Bruner Property Option Agreement with MinQuest.

To May 31, 2010 the Company has made the $30,000 payment due on signing and the $35,000 payment due on April 1, 2010.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Expansion Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Expansion Property Option Agreement.

Bruner Property

Description and Location of the Bruner Property

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

Current State of Exploration

The Bruner claims presently do not have any identified mineral reserves. The company is in the process of compiling all historic drilling and underground sampling results.  These results will be evaluated to determine if one or more precious metals resources may exist within the property boundaries.  The property that is the subject of our unpatented mineral claims contains the Penelas workings with 1000 feet of shaft and 4,000 feet of crosscuts on nine levels.  Past production from the Penelas is recorded at over 26,000 ounces of gold and 120,000 ounces of silver from 1935 to 1942.  Other historic workings include the Bruner adit with over 1,000 feet of workings and several shafts, and the Derelict mine with a 300 foot shaft and small open pit.

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

Moss Property

24
24
21
19
20
24
25
30
29
28
R21W
R20W
T20N
Patriot Controlled Land
Patented Claims
Unpatented Claims
Claims Located 2009
0
1000
Feet
RRK 12/09

Figure 2

PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona

Moss Property

The Moss Property consists of 104 unpatented claims and 15 patented claims located in the Oatman Mining District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

Acquisition of Interest

Gintoff Claim

On November 14, 2003 the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff.  The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest.   On March 4, 2004, we signed the Letter Agreement (the “Agreement”) that earned us a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.  Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc’s outside perimeter of the present claim boundary;  a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

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

Current State of Exploration

The Moss Property has undergone an evaluation for potential mineral reserves. The evaluation detailed in a report by Paul D. Noland identified a resource of 515,611 ounces of gold and 5,455,423 ounces of silver (606,535 ounces gold equivalent) within the project boundary.  These resource numbers are drill-indicated, and require systematic in-fill and down-dip drilling to be placed into a final reserve category. No economic or mining feasibility parameters were applied to this resource category.  This resource estimate is further defined in under the section “Geologic Exploration Program”.  The property that is the subject to our mineral claims contains several shafts.  At least one shaft is reported to be 230 feet deep with a single level at 225 feet deep trending along the strike of the vein.  Several adits of variable length were driven to intersect the vein along its strike.  A reported past production of $240,000 at a $20 gold price occurred from a high-grade zone within the Moss property.

Numerous drill holes from past drilling endeavors combined with sampling of underground workings within the patented mining claims have culminated in a pre-feasibility study based on drill results from pre-1992 exploration.  The company is contemplating further updating the historic pre-feasibility report with additions from the recent resource report and ongoing metallurgical testing to determine the existence of mineral reserves.

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

In May 2009 the Board of Directors approved a $200,000 exploration budget for the Moss Property.  A program of six or seven core holes was planned to test the down-dip extension of the Moss vein system. Total drilling footage was estimated at 3,000 feet. The drilling  tested approximately 2,000 feet of strike length of the vein.  The goal of this program was to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.  The column tests will be conducted for a longer period to determine potential recoveries from various size fractions.

In January 2010 Patriot engaged Mr. Paul D. Noland, a registered professional geologist to conduct an independent resource study.  The report concluded that the Moss Property hosts a drill indicated gold-silver resource estimated to contain 20.8 million tons grading 0.029 oz/ton gold equivalent for 606,535 ounces (gold equivalent). This resource was determined using the assumption that the deposit will be an open pit, bulk minable, heap leach mine. To keep mining and grade control cost minimal, sub-cut off grade material within the boundary of the resource was allowed to dilute the final grade.

These resource numbers are drill-indicated, and require systematic in-fill and down-dip drilling to be placed into a final reserve category. No economic or mining feasibility parameters were applied to this resource category. However, a cursory examination of several sections in the heart of the resource area suggests that the entire resource (Main Zone and Hanging wall Zone) may be exploited by an open pit with a stripping ratio of between 3:1 and 4:1, and average pit wall slope of 45 degrees.

The likelihood of finding additional bulk minable ore on the property is considered very good. Patriot Gold geologists have suggested the likelihood of main zone mineralization continuing at depth in previous reports. The main body of mineralization appears to widen to the west along strike, but the grade decreases. However, with the lower grades needed for an open pit, heap leachable deposit, this material is now part of the resource. This means the deposit is open-ended to the west. Much of the Main Zone remains untested down dip. Continued drill evaluation of down-dip and strike extensions is recommended.

Claims acquired west and north of the original Patriot property in 2009 need detailed evaluation. The claims were acquired after discovery of historic drilling in the area containing significant gold/silver values. The claims need geologic mapping and sampling before any drill targeting can be done. Additional metallurgical testing to determine optimum recovery rates and leaching times for various size fractions using long term column leaching is needed. This work, along with fill-in drilling and west extension drilling will make Moss resource ready for a final feasibility study, permitting and mining.

In March 2010 Patriot engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss will be tested in four column leach tests with crush sizes up to 2 inches. The crushed ore will be leached in 5 feet high columns for a minimum of 200 days. The tests are expected to determine maximum obtainable gold and silver recoveries using leaching as well as the leach times needed for maximum recovery.

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

The underlying Margarita Property Option Agreement was subject to a 2% net smelter return royalty to the property owner, James Sorrell (the “optionor”), upon production. The Company had the option (exercisable for 90 days following completion of a bankable feasibility study) to buy the optionor’s net smelter return interest for $500,000 per 1% increment or $1,000,000 for the entire 2% net smelter return interest.

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

Whiskey Property

Whiskey
N E V A D A
S I E R R A N E V A D A
Reno
Sparks
Carson City
S. Lake Tahoe
Lake Tahoe
Hawthorne
Babbitt
Walker Lake
Wassuk Range
Gillis Ra.
Gabbs Valley Ra.
Gabbs Valley
Gabbs
Luning
Mina
Pilot Peak
Excelsior Mts.
Mt. Grant
Corey Peak
Lucky Boy Pass
Bridgeport
Mono Lake
Lee Vining
Tioga Pass
YOSEMITE NATIONAL PARK
Mammoth Lakes
DEVILS POSTPILE NAT. MON.
Benton
Boundary Peak
White Mountains
White Mt. Peak
Bishop
Big Pine
Dyer
Silver Peak
Goldfield
Tonopah
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
Columbus Salt Marsh
Big Smoky Valley
Toiyabe Range
Toquima Range
Monitor Range
Hot Creek Range
Kawich Range
Manhattan
Round Mountain
Austin
Fallon
Fernley
Hazen
Wadsworth
Yerington
Mason
Schurz
Wabuska
Weed Heights
Smith
Wellington
Topaz L.
Markleeville
Sweetwater Summit
Sonora Pass
Merced
Turlock
Atwater
Oakdale
Fish Camp
Wawona
Mariposa
Oakhurst
Big Creek
Scotty's Junction
Pahute Mesa
Warm Springs
Map created with TOPO! ©2004 National Geographic
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

The Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009 but has not made the $50,000 payment due March 15, 2010.   By March 15, 2010, the Company was to have incurred $200,000 on exploration but had incurred approximately $53,214 on exploration of the property, a shortfall of $146,786.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Whiskey Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Whiskey Property Option Agreement.

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

Past exploration includes rock chip sampling, geologic mapping, and drilling.  Advanced argillic alteration is widespread along a set of east-southeast trending fault zones covering an area 17,000 feet long by 6000 feet wide.  The alteration zone is covered on the north, east and south sides by post-mineral volcanic cover and on the west end by recent alluvium.  Drilling by the Homestake-Combined Metals Reduction joint venture was restricted to the southeast portion of the claim group.  This effort encountered anomalous to ore-grade gold values in one of several siliceous knobs at the edge of the basalt.  The drilling completed by Santa Fe and Dennison on the west end of the property encountered anomalous to ore grade gold values in 6 of 15 holes.  The most recent work by Newmont suggested excellent potential for gold mineralization along strike of known gold mineralization, under alluvium cover and under post-mineral basalt cover.  Newmont’s target size was 3 million ounces.  Targeting was primarily under post-mineral cover.  Newmont dropped the property before testing their exploration model.

Geology of the Whiskey Property

The property lies within the Walker Lane structural zone and within a well mineralized easterly trend of volcanic hosted gold-silver deposits starting at Bodie and trending through Paradise Peak.  A possible Cretaceous granite outcrops on the northeast portion of the property.  The granite is equigranular and coarsely crystalline.  Conoco initially believed the intrusive to be responsible for the large area of alteration within the Whiskey Flat area because of the intensely argillized and silicified rocks surrounding the intrusive and the potassic alteration developed along the southern margin of the stock.  This conviction led to the geologic mapping and sampling conducted during the 1971 through 1973 field seasons.

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

Alteration within the basin and along the margins consists of opaline replacement, intense argillization, and intense silicification of all pre-mineral rock types along structures.  The alteration events are typical of Paradise Peak and Borealis style alteration events.  The alteration can be traced over 17,000 feet in length and covers a broad area about 6500 feet across.  One area of intense clay alteration has been exploited as a soil conditioner in the past.  Considerable prospecting for metals has occurred throughout the rest of the area as demonstrated by numerous pits and shafts.  Portions of the opaline alteration near the center of the claim block have reportedly been exploited for mercury.  However, the best gold in drilling failed to show any evidence of previous prospecting.

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

NK Property

NK
N E V A D A
S I E R R A N E V A D A
B I G S M O K Y V A L L E Y
Reno
Sparks
Carson City
S. Lake Tahoe
Lake Tahoe
Fallon
Frenchman
Gabbs
Gabbs Valley
Gabbs Valley Ra.
Mt. Ferguson
Walker Lake
Wassuk Range
Hawthorne
Babbitt
Schurz
Yerington
Luning
Mina
Pilot Peak
Excelsior Mts.
Austin
Ione
South Shoshone Peak
North Shoshone Peak
Shoshone Mts.
Desatoya Mts.
Clan Alpine Mts.
Stillwater Ra.
Toiyabe Range
Toquima Range
Monitor Range
Hot Creek Range
Kawich Range
Round Mountain
Manhattan
Tonopah
Goldfield
Coaldale
Columbus Salt Marsh
Basalt
Mount Montgomery
Montgomery Pass
Boundary Peak
White Mountains
Bishop
Big Pine
Mono Lake
Lee Vining
Bridgeport
Mammoth Lakes
YOSEMITE NATIONAL PARK
Yosemite Village
Merced
Modesto
Oakdale
Turlock
Atwater
Sonora
Jamestown
Placerville
Truckee
Tahoe City
Minden
Gardnerville
Silver Springs
Dayton
Virginia City
Wabuska
Mason
Wellington
Smith
Scotty's Junction
Pahute Mesa
Warm Springs
Wildcat Peak
Antelope Peak
Summit Mountain
Ninemile Peak
Monitor Peak
Mt. Jefferson
Money Peak
Bald Mt.
Arc Dome
San Antonio Mts.
Silver Peak
Montezuma Peak
Piper Peak
Dyer
Deep Sprs.
Eureka Valley
Magruder Mt.
Mt. Helen
Quartzite Mt.
Belted Range
Cactus Flat
Cactus Ra.
Reveille Peak
Kawich Peak
Black Mt.
Map created with TOPO! ©2004 National Geographic
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

The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009 but has not made the $20,000 payment due March 15, 2010.  By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $17,451 on exploration of the property, a shortfall of $107,549.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the NK Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the NK Property Option Agreement.

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
Lake Tahoe
Walker Lake
Mono Lake
YOSEMITE NATIONAL PARK
DEVILS POSTPILE NAT. MON.
Big Smoky Valley
Toquima Range
Monitor Range
Hot Creek Range
Kawich Range
White Mountains
Excelsior Mts.
Gabbs Valley Ra.
Wassuk Range
Shoshone Mts.
Toiyabe Range
San Antonio Mts.
Columbus Salt Marsh
Tonopah
Goldfield
Silver Peak
Piper Peak
Montezuma Peak
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
Boundary Peak
Dyer
Mina
Luning
Hawthorne
Babbitt
Gabbs
Manhattan
Round Mountain
Austin
Warm Springs
Bishop
Big Pine
Deep Sprs.
Scotty's Junction
Mammoth Lakes
Lee Vining
Bridgeport
Yerington
Fallon
Fernley
Merced
Turlock
Oakdale
Atwater
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

The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009, but has not made the $20,000 payment due March 15, 2010.    By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $6,823 on exploration of the property, a shortfall of $118,177.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Weepah Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Weepah Property Option Agreement.

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

The Weepah Hills property has aspects of both nearby mines showing both low and high angle fault zones and associated mineralization.  The Weepah Hills mineralization is largely localized along three parallel structures which trend northerly.  The low angle structures measure 20 to 30 degrees dipping southeasterly and nearly parallel to bedding.  The high angle structures dip 70 to 80 degrees to the west.  The mineralization has been offset by a west-northwest fault on the south end and becomes covered by massive dolomite to the north.  Gold/silver is hosted by silicified limestone, quartz veined shale and iron rich shear zones. The highest grade mineralization occurs in iron rich quartz veins within shale beds.  Numerous dikes of intermediate to felsic origin have been mapped within the core area.

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

Imperial Property

Acquisition of Interest

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldfields Inc., a Nevada corporation (“Goldfields”), to acquire the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada, subject to a 3% NSR royalty payable to MinQuest. Goldfields had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement (the “Property Agreement”) with MinQuest, the owner of the Imperial Property.

Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of Goldfields arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, the Company paid Goldfields $250,000, which amount represents the full payment and satisfaction for the assignment by Goldfields to the Company of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by Goldfields in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by Goldfields to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by Goldfields prior to the Agreement; and (iii) the $120,000 paid to MinQuest Inc. as option payments under the Property Agreement.  On July 1, 2008 the Company made a $20,000 property option payment to MinQuest which was the final option payment due under the Imperial Property Option Agreement.  By July 1, 2009 the Company was to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property, of which $8,488 was incurred leaving a shortfall of $214,568.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement.

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

Of the first ten drill holes drilled, several intersected stopes which were not visible on existing underground maps. This was to be expected to some extent, as Phase I of the drill program was designed to test an area of previous underground mining which had already had extensive workings. Of particular interest was drill hole IR-4 which intersected 10 feet of high grade gold. This 10 foot interval (105’ to 115’) averages 0.50 oz/ton gold occurs within a 40 foot interval (105’ to 145’) that averages 0.154 oz/ton gold. Seven of the ten holes drilled contain gold intercepts exceeding 1.0 ppm (0.029 oz/ton).

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

Current State of Exploration

The Imperial Property presently does not have any identified mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  There is no drilled resource on our claims.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “PGOL.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending May 31, 2010 and May 31, 2009:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2010	Fourth Quarter	$0.40	$0.22
	Third Quarter	$0.40	$0.17
	Second Quarter	$0.28	$0.14
	First Quarter	$0.31	$0.21
2009	Fourth Quarter	$0.31	$0.065
	Third Quarter	$0.11	$0.065
	Second Quarter	$0.09	$0.065
	First Quarter	$0.09	$0.06

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 12, 2010, there were approximately sixty-five (65) holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2010,

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2010, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	5,546,000	(1)	$0.49	711,000
2005 Stock Option Plan**	2,000,000		$0.25	1,700,000
Share Purchase Warrants	3,456,000		$1.48	N/A

*On June 8, 2009, 205,000 stock options issued under the 2003 Plan and 500,000 stock options under the 2005 Plan were cancelled.

**On November 1, 2009, 200,000 stock options issued under the 2005 Plan were cancelled.

(1)           Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2010, there were a total of 4,835,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share.  There were also a total of 300,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

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

There was no sale of unregistered securities during the fiscal year ended May 31, 2010.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2010.

Item 6.  Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. We have adequate funding to meet all our obligations on our current projects until at least May 31, 2011.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2011, our objective is to continue to explore the properties subject to our mining claims.  The funds in our treasury are sufficient to meet all planned activities as outlined below, with a contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending May 31, 2011.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our four directors, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2011.

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

Bruner and Vernal Projects.

We have substantially fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects.  We have made total property option payments of $80,000 and have incurred approximately $499,327 of property expenditures.  On July 25, 2007 we made the final property option installment of $20,000.  Under the property agreement we were to have spent $500,000 by July 25, 2008.  To date we have spent an aggregate of approximately $585,989 on exploration of the two properties which exceeds the exploration requirement of the Agreement.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal Properties to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

Bruner Expansion

On April 1, 2009 simultaneous with the execution and delivery of the Bruner Expansion Agreement, the Company made the initial property option payment of $30,000 and the property option payment of $35,000 on April 1, 2010.  The Bruner Expansion Agreement does not require minimum annual exploration expenditures.

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

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Expansion Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Expansion Property Option Agreement.

Moss Property

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditures.  In June 2009 a drill program commenced to test the down-dip extension of the Moss vein system. Total drilling footage is estimated at 3,000 feet. The drilling tested approximately 2,000 feet of strike length of the vein.  The goal of this program is to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.

In March 2010 Patriot engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss will be tested in four column leach tests with crush sizes up to 2 inches. The crushed ore will be leached in 5 feet high columns for a minimum of 200 days. The tests are expected to determine maximum obtainable gold and silver recoveries using leaching as well as the leach times needed for maximum recovery.

Margarita Property

On January 29, 2008, the Company acquired exploration rights to the Margarita Property.  Subsequent to the completion of a drill program, the Company terminated the Margarita Property Option Agreement. As a result of terminating the Margarita Property Option Agreement, the Company agreed to pay the 2008 annual claim filings fees on the property of $8,268.  Under the release agreement, the Company was not required to make the $100,000 payment due May 31, 2008 and no longer has any obligations under the agreement.

Whiskey Property

The Company acquired the Whiskey Property on March 15, 2008.  The Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009 but has not made the $50,000 payment due March 15, 2010.   By March 15, 2010, the Company was to have incurred $200,000 on exploration but had incurred approximately $53,214 on exploration of the property, a shortfall of $146,786.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Whiskey Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Whiskey Property Option Agreement.

NK Property

The Company acquired the NK Property on March 15, 2008.  The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009 but has not made the $20,000 payment due March 15, 2010.  By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $17,451 on exploration of the property, a shortfall of $107,549.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the NK Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the NK Property Option Agreement.

Weepah Property

The Company acquired the Weepah Property on March 15, 2008.  The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009, but has not made the $20,000 payment due March 15, 2010.    By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $6,823 on exploration of the property, a shortfall of $118,177.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Weepah Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Weepah Property Option Agreement.

Imperial Property

On May 30, 2008, the Company acquired the rights to the Imperial Property.  On July 1, 2008 the Company made a $20,000 property option payment to MinQuest which was the final option payment due under the Imperial Property Option Agreement.  By July 1, 2009 the Company was to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property, of which $8,488 was incurred leaving a shortfall of $214,568.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement.

Results of Operations

The Twelve Months Ended May 31, 2010 compared to the Twelve Months Ended May 31, 2009

The Company had no revenues during the fiscal years ended May 31, 2010 and May 31, 2009 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2010 was $559,821 compared to $714,796 in fiscal 2009.   The net loss from operations decreased significantly in 2010 compared to 2009 largely due to a decrease in exploration expenses to $266,302 in 2010 from $386,192 in 2009, a decrease of $119,890.  A large portion of the difference in exploration expenses between 2010 and 2009 was the total amount of property option payments that were due.  In 2010, there were no property option payments made, while in 2009 they totaled $140,000.

General and administrative expenses were $293,519 in 2010 compared to $328,604 in 2009, a decrease of $35,085.  The difference relates to lower costs associated with the Company’s corporate development activities, countered with increased costs to consulting.

Interest income decreased to $7,694 in 2010 from $40,099 in 2009.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

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

General and administrative expenses were $328,604 in 2009 compared to $153,516 in 2008, an increase of $175,088.  The increase relates to expenses for corporate development. Other than the increased costs associated with the Company’s corporate development activities, general and administrative expenses decreased slightly in 2009 compared to 2008.

Interest income decreased to $40,099 in 2009 from $108,903 in 2008.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

Liquidity and capital resources

We had total assets of $625,656 at May 31, 2010 consisting of cash of $606,501, prepaid expenses of $5,000 and reclamation deposits of $14,155.  We had total liabilities of $31,081 at May 31, 2010 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to May 31, 2011:

-	$75,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $589,385 for the year ended May 31, 2010 while it was $936,627 for 2009.  A significant portion of the decrease was due to a large reduction in accounts payable in 2010 compared to 2009.  In 2010 accounts payable were reduced by $34,908 while in 2009 accounts payable were increased by $262,773.  The effect of the change over the two year period resulted in a $227,865 difference in cash flows from 2010 compared to 2009.  Partially offsetting the effect of the change on accounts payable was a decrease in the net loss to $549,477 in 2010 from $673,168 in 2009.  The effect of stock-based compensation was consistent between 2010 and 2009.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.00. The Class A-1 warrants are exercisable on November 27, 2004 for an original period of five years at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 for an original period of four years at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 for an original period of three years at an exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 for an original period of two years at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.  On June 8, 2009 the expiry date on all of the warrants was extended from November 27, 2009 to November 27, 2011.  On May 26, 2010 the expiry date on all of the warrants was extended from November 27, 2011 to November 27, 2013.

Investing activities in 2010 were $nil, whereas in 2009 the Company received a $17,000 refund of the reclamation deposit that it had previously paid on the Margarita property.  There were no financing activities in either 2010 or 2009.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2011, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2010, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Herb Duerr.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended May 31, 2010, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2010, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2010 due to the following material weakness:

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

Name	Position Held with the Company	Age	Date First Appointed
Herb Duerr	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	56	September 12, 2008(1)
Robert Coale	Director	70	June 23, 2003(1)
Jared Beebe	Director	59	September 5, 2008
Dennis Lance	Director	65	February 1, 2010

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

Dennis Lance is an exploration geologist with more than 35 years of domestic and international experience in base and precious metals exploration.  Mr. Lance has an extensive background both in field and management positions, and has worked for such companies as Phelps Dodge Corporation, Houston Oil and Minerals and USMX Inc.  For the past decade, Mr. Lance has acted as a geological consultant to mining exploration companies including Thunder Mountain Gold, Inc., from 2006 to present and Freegold Ventures Ltd., from 2006 to 2008 where his responsibilities were surveying, geochemistry, geological mapping and generative exploration work in preparation for 43-101 resource estimates.  Mr. Lance earned a B.A. in Earth Science from California State University, and attended Graduate School at the Mackay School of Mines (University of Nevada).

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

Summary Compensation

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the year ended May 31, 2010, the Company paid $nil (2009 - $2,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2010, the Company made total property payments of $nil to MinQuest related to property option payments.  For the twelve-months ended May 31, 2010 the Company paid Mr. Duerr an amount of $12,550 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2010 and 2009 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2010, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2010 and whose total compensation during the fiscal year ended May 31, 2010 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2010 and whose total compensation during the fiscal year ended May 31, 2010 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herb Duerr(1)	2010	12,550	0	0	0	0	0	0	12,550
	2009	32,325	0	0	0	0	0	0	32,325
Robert Coale(1)	2010	0	0	0	0	0	0	0	0
	2009	2,500	0	0	0	0	0	0	2,500

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

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2010.

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

Compensation of Directors

Except as described above under the section entitled “Summary Compensation,” none of our directors received any compensation during the fiscal year ended May 31, 2010.

Mr. Beebe receives USD $500 per month for serving as a Director of the Company.  From April 1, 2009, until February 28, 2010, Mr. Beebe agreed to suspend his director’s fees in order to conserve working capital.  For the fiscal period ending May 31, 2010 a total of $1,500 was paid to Mr. Beebe.

Effective February 1, 2010 Mr. Lance will receive USD $500 per month for serving as a Director.  For the fiscal period ending May 31, 2010 a total of $2000 was paid to Mr. Lance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 12, 2010, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,224,400 shares of Common Stock which are issued and outstanding as of August 12, 2010.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Robert D. Coale	6,300,000	(1)	24.0%
Almir Ramic	1,730,000	(2)	6.6%
Colin Bruce Worth	1,600,000	(3)	6.1%
Peak Geological Inc.	1,400,000		5.3%
Herb Duerr	40,000	(4)	*
Jared Beebe	-		*
Directors and Officers as a Group (3 individuals)	6,340,000		25.9%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related Party Transactions with Herb Duerr and MinQuest Inc.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2010, the Company made total property payments of $nil to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  For the twelve-months ended May 31, 2010 the Company paid Mr. Duerr an amount of $12,550 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

Bruner and Vernal Property Option Agreement

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest the Company has the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500 and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we have spent an aggregate of approximately $585,989 on exploration of the two properties which exceeds the $500,000 exploration requirement of the Agreement.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), of which Mr. Herb Duerr is President, Secretary, Treasurer, and Director, to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal Properties to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

Moss Property Option Agreement

A portion of our Moss Property was acquired from MinQuest.  On March 4, 2004, the Company signed the agreement that earned us a 100 percent interest in 62 unpatented mining claims by paying MinQuest a one-time lease fee of $50,000.   The fee of $50,000 was paid on July 7, 2004.

Whiskey Property Option Agreement

On March 15, 2008, the Company executed the Whiskey Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $1,045,000 and incur an aggregate $2,500,000 in property exploration expenditures by March 15, 2018.  The Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009 but has not made the $50,000 payment due March 15, 2010.   By March 15, 2010, the Company was to have incurred $200,000 on exploration but had incurred approximately $53,214 on exploration of the property, a shortfall of $146,786.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), of which Mr. Herb Duerr is President, Secretary, Treasurer, and Director, to assign the exclusive option to an undivided right, title and interest in the Whiskey Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Whiskey Property Option Agreement.

NK Property Option Agreement

On March 15, 2008, the Company executed the NK Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $490,000 and incur an aggregate $1,225,000 in property exploration expenditures by March 15, 2018.  To May 31, 2009 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009 but has not made the $20,000 payment due March 15, 2010.  By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $17,451 on exploration of the property, a shortfall of $107,549.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), of which Mr. Herb Duerr is President, Secretary, Treasurer, and Director, to assign the exclusive option to an undivided right, title and interest in the NK Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the NK Property Option Agreement.

Weepah Property Option Agreement

On March 15, 2008, the Company executed the Weepah Property Option Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property.  Under the agreement the Company agreed to make total property options payments to MinQuest of $490,000 and incur an aggregate $1,225,000 in property exploration expenditures by March 15, 2018.  The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009, but has not made the $20,000 payment due March 15, 2010.    By March 15, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $6,823 on exploration of the property, a shortfall of $118,177.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), of which Mr. Herb Duerr is President, Secretary, Treasurer, and Director, to assign the exclusive option to an undivided right, title and interest in the Weepah Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Weepah Property Option Agreement.

Imperial Property Option Agreement

On May 30, 2008, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with American Goldfields Inc., a Nevada corporation (“American Goldfields”), to acquire the exclusive option to an undivided right, title and interest in 22 unpatented Federal mining claims located in Esmeralda County, Nevada (the “Property”). American Goldfields had originally acquired its exclusive option on the Property on June 30, 2004, when it entered into a Property Option Agreement with MinQuest, the owner of the Property.  On July 1, 2008 the Company made a $20,000 property option payment to MinQuest which was the final option payment due under the Imperial Property Option Agreement.  By July 1, 2009 the Company was to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property, of which $8,488 was incurred leaving a shortfall of $214,568.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), of which Mr. Herb Duerr is President, Secretary, Treasurer, and Director, to assign the exclusive option to an undivided right, title and interest in the Imperial Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement.

Related Party Transactions with Robert Coale

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, who was our former Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration  therefore,  Mr. Coale and our company  entered into a Buy-Back Option  Agreement,  pursuant to which Mr. Coale  granted to our company  the option  to  purchase  all  or  any  portion  of  the  3,000,000  shares  of  our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

Related Party Transactions with Robert Sibthorpe

On March 10, 2006, we entered into a Stock Option Agreement with Robert Sibthorpe, who was our former director.  Pursuant to such agreement, Mr. Sibthorpe was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration therefore, Mr. Sibthorpe and our company entered into a Buy-Back Option Agreement,  pursuant to which Mr. Sibthorpe granted to our company an option  to  purchase  all  or  any  portion  of  the  3,000,000  shares  of our common stock that are owned by Mr. Sibthorpe for a purchase price of $0.01 per share.  Mr. Coale acquired Mr. Sibthorpe’s 3,000,000 shares upon Mr. Sibthrope’s resignation from the Board of Directors.  The shares acquired by Mr. Coale are subject to the same terms as originally agreed to by Mr. Sibthorpe under the buyback agreement.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2010 and 2009 are set forth below:
	Fiscal year ending May 31, 2010	Fiscal year ending May 31, 2009
Audit Fees	$27,300	$27,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL
As of May 31, 2010, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan. (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. (6)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)

10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and the Company (13)
10.15	Assignment and Assumption Agreement dated January 29, 2008 between the Company and American Goldrush Corp. (14)
10.16	Whiskey Flat Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.17	NK Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.18	Weepah Property Option Agreement, dated March 15, 2008 between the Company and MinQuest Inc. (15)
10.19	Assignment and Assumption Agreement dated May 30, 2008 between the Company and American Goldfields Inc. (16)
10.20	Bruner Property Option Agreement, dated April 1, 2009 between the Company and American International Ventures Inc. (17)
10.21	Resource Report for Moss Mine Gold Project(18)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

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
(14) Previously filed with the Company’s Form 8-K submitted to the SEC on February 1, 2008.
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.
(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2010 and 2009

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2010 and 2009	F - 2

Statements of Operations for the
Years Ended May 31, 2010 and 2009 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2010	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2010	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2010 and 2009 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2010	F – 12

Notes to Financial Statements	F - 14

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2010 and 2009, and the related statements of operations and cash flows for the two years ended May 31, 2010 and 2009 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2010, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no source of revenue that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 27, 2010

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$606,501	$1,195,886
Prepaid Expenses	5,000	-
Total Current Assets	611,501	1,195,886

Reclamation Deposits (note 4)	14,155	14,155
Office Equipment, Net	-	-

Total Assets	$625,656	$1,210,041

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$31,081	$65,989

Total Current Liabilities	31,081	65,989

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2010 and 2009	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
May 31, 2010 (May 31, 2009 – 26,224,400)	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,755,831)	(25,206,354)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	594,575	1,144,052

Total Liabilities and Stockholders’ Equity	$625,656	$1,210,041

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2010	2009	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	266,302	386,192	3,641,545
General and Administrative	293,519	328,604	22,567,802

Net Loss from Operations	(559,821)	(714,796)	(26,209,347)

Other Income (Expense)
Interest	7,694	40,099	453,796
Currency Exchange	2,650	1,529	(280)

Net Other Income (Expense)	10,344	41,628	453,516

Net Loss	$(549,477)	$(673,168)	$(25,755,831)

Basic and Diluted loss per
Share	$(0.02)	$(0.03)

Weighted Average Shares
Outstanding	26,224,400	26,224,400

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance May 31, 2009	—	$—	26,224,400	$26,224	$26,381,625	$—	$(16,361)	$(41,082)	$(25,206,354)

Net Loss	—	—	—	—	—	—	—	—	(549,477)

Balance May 31, 2010	—	$—	26,224,400	$26,224	$26,381,625	$—	$(16,361)	$(41,082)	$(25,755,831)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2010	2009	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(549,477)	$(673,168)	$(25,755,831)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	—	(1,038)	5,003,484
Stock Issued for Services	—	—	16,267,500
Depreciation	—	352	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(5,000)	—	(5,000)
Increase (Decrease) in Accounts Payable	(34,908)	(262,773)	24,838

Net Cash Used in Operating Activities	(589,385)	(936,627)	(4,460,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposits	—	17,000	(14,155)
Net Cash Used in Investing Activities	—	17,000	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Shares	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(589,385)	(919,627)	606,501
Cash and Cash Equivalents
at Beginning of Period	1,195,886	2,115,513	—
Cash and Cash Equivalents
at End of Period	$606,501	$1,195,886	$606,501

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	20010	2009	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable By the Cancellation of Common Stock	$—	$—	$79,000

During the year ended May 31, 2006, the Company granted 1,000,000 stock options to various directors and consultants for an exercise price of $0.25 per share. Consulting expense of $86,483 was recorded for the year ended May 31, 2006.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued in subsequent periods resulting in a reversal of stock option expense of nil and ($1,038) at May 31, 2010 and 2009 respectively and a reversal of expense of ($973) at May 31, 2008 due to the amortization of the fair value of the options as determined by the Black-Scholes model between the date of grant and May 31, 2010, 2009, and 2008.   As of May 31, 2009 all of these options have fully vested and as a result will not be revalued in subsequent periods.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2010. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and has decided to become a natural resource exploration company and will seek opportunities in this field. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property to Provex, Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project, Weepah Hills Project and the Whiskey Flat project – Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since June 1, 2000 the Company has been in the exploration state.  The Company has not realized any revenue from its present operations.  During the year ended May 31, 2010, the Company incurred a loss of $549,477 and has an accumulated deficit of $25,755,831 at May 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $175,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary Provex Resources, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

Prior to the quarter ending August 31, 2003, the Company’s primary functional currency was the Canadian dollar. During, the quarter ended August 31, 2003, the Company underwent significant changes in its operations. Prior to May 31, 2000, the company was in the business of producing ostrich meat in Canada. Subsequently, on June 1, 2000, the Company ceased operations and remained dormant until June 2003, when the Company decided to enter the mining industry in the United States. Due to the change in direction of the Company the majority of its operations and transactions would be located in the United States and the majority of the transaction would be in U.S. dollars. This was considered “a significant change in economic facts and circumstances” per ASC 830 (formerly SFAS 52, Appendix A) and thus the Company changed its functional currency from the Canadian dollar to the U.S. dollar.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2010, the company has outstanding options and warrants of 1,385,000 and 3,456,000, respectively all of which are currently exercisable.  The effects of the Company’s common stock equivalents are anti-dilutive for May 31, 2010 and 2009 and are thus not presented.

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Stock Options

Effective June 1, 2006, the company adopted the provisions of ASC 505 and 718 (formerly SFAS No. 123(R)). ASC 505 and 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 505 and 718 (formerly SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123)), as amended.   No stock options were granted to employees during the years ended May 31, 2010 or 2009 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2010 or 2009.  In addition, no compensation expense is required to be recognized under provisions of ASC 505 and 718 with respect to employees.

Under the modified prospective method of adoption for ASC 505 and 718, the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 505 and 718, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505 and 718. The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

During the year ended May 31, 2010 or 2009 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at May 31, 2010 or 2009.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of amortizing and revaluing the common stock option expense for unvested options granted in the year ended May 31, 2006, a reversal of stock option expense of ($1,038) has been recognized in the Statement of Operations at May 31, 2009.  As of May 31, 2009 all outstanding stock options were fully vested and as a result no stock-based compensation expense has been recognized for the year ended May 31, 2010.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2010 and 2009.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,
	2010	2009

Equipment	$645	$645
Furniture	3,548	3,548
	4,193	4,193
Less accumulated depreciation	(4,193)	(4,193)

Total	$-	$-

Depreciation expense of $nil (2009 - $352) has been recorded for each of the respective year ended May 31, 2010.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

ASC 820

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

ASC 825

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

ASC 320

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

ASC 105

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASC 855

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

ASU 2009-13

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

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

NOTE 5 - INCOME TAXES

As of May 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,950,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:
	2010	2009
Loss carry-forwards	$3,043,000	$2,856,000
Less: Valuation allowance	(3,043,000)	(2,856,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets.  The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2009 – 34%) to net loss for the year.  The sources and tax effect of the differences are as follows:
	2010	2009
Computed “expected” tax benefit	$187,000	$229,500
Change in Valuation Allowance	(187,000)	(229,500)
Income tax provision	$-	$-

NOTE 6 - UNCERTAIN TAX POSITIONS

Effective June 1, 2007, the company adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740-10 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At June 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2010. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2010:

United States (a)	2006 – Present

NOTE 7 – EXPLORATION STATE COMPANY

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the year ended May 31, 2010, the Company paid $nil (2009 - $2,500) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2010, the Company made total property payments of $nil to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  Included in the net loss for twelve-months ended May 31, 2010 is an amount of $12,550 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

NOTE 9 - STOCK OPTIONS
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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2010, 4,835,000 stock options have been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 Plan.  In most cases the fair value of the stock issued was higher than the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004.   No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan.  For the year ended May 31, 2006, 1,000,000 were granted to various directors and consultants for an exercise price of $0.25 per share.  No options were granted under the 2005 Plan during the years ended May 31, 2010 or 2009.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2006. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008 and 2009	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	205,000	(205,000)	0.07
Options exercised	-	-	-
Balance, May 31, 2010	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2008 and 2009	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	700,000	(700,000)	0.25
Options exercised	-	-	-
Balance, May 31, 2010	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	3.08	$ 0.05	100,000	$ 0.05
$ 0.25	300,000	5.75	$ 0.25	300,000	$ 0.25
$ 1.03	80,000	3.17	$ 1.03	80,000	$ 1.03

	480,000		$ 0.34	480,000	$ 0.34

The aggregate intrinsic value of stock options outstanding  at May 31, 2010 was $17,000 and the aggregate intrinsic value of stock options  exercisable at May 31, 2009 was $86,000.  No stock options were exercised in 2010.  As of May 31, 2010 all stock options had vested and as a result, there was no unrecognized compensation expense.

NOTE 10 - WARRANTS

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

The following table sets forth common share purchase warrants outstanding as of May 31, 2010:

Warrants Outstanding
Balance, May 31, 2008	3,456,000
Warrants granted	-
Warrants expired	-
Balance, May 31, 2010 and 2009	3,456,000

The following table lists the common share warrants outstanding at May 31, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years) *	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	3.50	864,000	$ 1.40
864,000	$ 1.45	3.50	864,000	$ 1.45
864,000	$ 1.50	3.50	864,000	$ 1.50
864,000	$ 1.55	3.50	864,000	$ 1.55
3,456,000			3,456,000

*Subsequent to May 31, 2010 the expiry date of all of the warrants was extended to November 27, 2013.

NOTE 11 - COMMON STOCK TRANSACTIONS

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

NOTE 12 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2010, there are no preferred shares outstanding.

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

NOTE 13 - STOCK SPLITS

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

NOTE 14 - MINERAL PROPERTIES

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

To May 31, 2010 the Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, the Company was to have incurred $500,000 on exploration.  To May 31, 2010 the Company has incurred approximately $585,989 on exploration of the two properties.  The Company intends to complete the additional required expenditures of $673 during 2010.

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

To May 31, 2010 the Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009.    In addition, the Company has incurred approximately $53,214 on exploration of the property.  At May 31, 2010 the Company had a shortfall in property expenditures of approximately $196,786.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

To May 31, 2010 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    In addition, the Company has incurred approximately $17,451 on exploration of the property.  At May 31, 2010 the Company had a shortfall in property expenditures of approximately $127,549.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

To May 31, 2010 the Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009.    In addition, the Company has incurred approximately $6,823 on exploration of the property.  At May 31, 2010 the Company had a shortfall in property expenditures of approximately $138,117.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

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

Pursuant to the Agreement, the Company assumed the rights, and agreed to perform all of the duties and obligations, of American Goldfields arising under the Property Agreement. Simultaneous with the execution and delivery of the Agreement, the Company paid American Goldfields $250,000, which amount represents the full payment and satisfaction for the assignment by American Goldfields to the Company of the Property Agreement and all rights and obligations with respect thereto. Included in the assignment were, without limitation, all sums incurred by American Goldfields in connection with the Property, specifically (i) the refunding of the reclamation bond previously paid by American Goldfields to the Bureau of Land Management in Nevada in the amount of $13,255; (ii) the approximately $277,000 of expenditures incurred by American Goldfields prior to the Agreement; and (iii) the $120,000 paid to MinQuest as option payments under the Property Agreement.  In the event the Company does not make the indicated option payments and incur the exploration expenditures, when demanded, the Company will lose its interest in the property.  On July 1, 2008 the Company made the final $20,000 property option payment due under the Imperial Property Option Agreement.  By July 1, 2009 the Company was to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property, of which $8,488 was incurred leaving a shortfall of $214,568.  The Company is at risk of losing its interest in the property by not making the indicated option payments and incurring the exploration expenditures, when demanded.

As of May 31, 2010, these properties are unproven and all amounts paid in connection with the acquisition of these rights and for expenditures in exploration of these properties have been expensed.

NOTE 15 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 27, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2010 to August 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 27, 2010	By: /s/ Herb Duerr
Name: Herb Duerr
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Herb Duerr Herb Duerr	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	August 27, 2010

/s/ Robert Coale Robert Coale	Director	August 27, 2010

/s/ Jared Beebe Jared Beebe	Director	August 27, 2010

/s/ Dennis Lance Dennis Lance	Director	August 27, 2010