Form 10-Q
period 2010-08-31
PATRIOT GOLD CORP
filed 2010-10-13
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2010
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

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1. Financial Statements	3
Balance Sheets August 31, 2010 (unaudited) and May 31, 2010	3
Statements of Operations for the three-month periods ended
August 31, 2010 and 2009, and for the period from inception
of the exploration state on June 1, 2000 to August 31, 2010	4
Statements of Cash Flows for the three-month periods ended
August 31, 2010 and 2009, and for the period from inception
of the exploration state on June 1, 2000 to August 31, 2010	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3. Quantitative and Qualitative Disclosure About Market Risk	23
Item 4. Controls and Procedures	23

PART II – Other Information

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2010	2010
ASSETS:	(Unaudited)
Current Assets:
Cash	$468,246	$606,501
Prepaid Expenses	5,145	5,000

Total Current Assets	$473,391	$611,501

Reclamation Deposits	14,155	14,155

Total Assets	$487,546	$625,656

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$36,920	$31,081
Total Current Liabilities	36,920	31,081

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at August 31, 2010 and May 31, 2010	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
August 31, 2010 and May 31, 2010	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,899,780)	(25,755,831)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	450,626	594,575

Total Liabilities and Stockholders' Equity	$487,546	$625,656

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2010	2009	State
Revenues	$-	$-	$-
Cost of Revenues	-	-	-

Gross Margin	-	-	-

Expenses
Mineral claim payments and exploration expenditures	90,151	155,242	3,731,696
General and Administrative	52,507	72,968	22,620,309

Net Loss from Operations	(142,658)	(228,210)	(26,352,005)

Other Income (Expense)
Interest	629	3,299	454,425
Currency Exchange	(1,920)	(304)	(2,200)
Net Other Income (Expense)	(1,291)	2,995	452,225

Net Loss	$(143,949)	$(225,215)	$(25,899,780)

Basic & Diluted loss per
Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2010	2009	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(143,949)	$(225,215)	$(25,899,780)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	-	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(145)	(7,150)	(5,145)
Increase (Decrease) in Accounts Payable	5,839	(32,549)	30,677

Net Cash Used in Operating Activities	(138,255)	(264,914)	(4,599,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)

Net Cash Used in Investing Activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(138,255)	(264,914)	468,246
Cash and Cash Equivalents
at Beginning of Period	606,501	1,195,886	-
Cash and Cash Equivalents
at End of Period	$468,246	$930,972	$468,246

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Patriot Gold Corp. (An Exploration State Company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2010 has been omitted.  The results of operations for the three month period ended August 31, 2010 is not necessarily indicative of results for the entire year ending May 31, 2011.

Nature of Operations

The Company has no products or services as of August 31, 2010.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and became a natural resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex’) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project, Weepah Hills Project and the Whiskey Flat project – Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.  On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Expansion property.

Consolidation

The accompanying consolidated financial statements include the amounts of the company and its wholly owned subsidiary Provex Resources, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,899,780 for the period from June 1, 2000 (inception of exploration state) to August 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life which is estimated at three years.  As of May 31, 2010 the office equipment had been fully depreciated and as a result $nil (2009 - $nil) in depreciation expense was charged to general and administrative expenses during the quarter ended August 31, 2010.

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period ended August 31, 2010 the Company recognized a transaction loss of $1,920 (2009 - $304 loss).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for August 31, 2010 and 2009 and are thus not presented.

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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

Effective June 1, 2006, the company adopted the provisions of ASC 505 and 718 (formerly SFAS No. 123(R)). ASC 505 and 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 505 and 718 (formerly SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123)), as amended.  No stock options were granted to employees during the three months ended August 31, 2010 or 2009 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2010 or 2009.  In addition, no compensation expense is required to be recognized under provisions of ASC 505 and 718 with respect to employees.

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

During the three months ended August 31, 2010 and 2009, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at August 31, 2010 and 2009.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As a result of revaluing common stock options for unvested options granted in the year ended May 31, 2006, a reversal of ($1,635) in stock-based compensation has been recognized in the Statement of Operations at August 31, 2008.  As of May 31, 2009 all outstanding stock options were fully vested and as a result no stock-based compensation expense has been recognized for the three months ended August 31, 2010.

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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the three months ended August 31, 2010, the Company paid $nil (2009 - $nil) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended August 31, 2010, the Company made total property option payments of $nil (2009 - $nil) to MinQuest.  Included in the net loss for three months ended August 31, 2010 is an amount of $nil (2009 - $nil) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of August 31, 2010, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of August 31, 2010, 500,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,500,000 remain available to be granted under the 2005 plan.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

No stock options were granted under either plan during the three months ended August 31, 2010 or 2009. The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	711,000	180,000	$0.49
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, August 31, 2010	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	1,700,000	300,000	$0.25
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, August 31, 2010	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.05	100,000	2.83	$0.05	100,000	$0.05
$0.25	300,000	5.50	$0.25	300,000	$0.25
$1.03	80,000	2.92	$1.03	80,000	$1.03

	480,000		$0.34	480,000	$0.34

The aggregate intrinsic value of stock options outstanding at August 31, 2010 was $6,000 and the aggregate intrinsic value of stock options exercisable at August 31, 2010 was also $6,000.  No stock options were exercised during the quarter ended August 31, 2010.  As of August 31, 2010 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at August 31, 2010.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of August 31, 2010:

Warrants Outstanding
Balance, May 31, 2010	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, August 31, 2010	3,456,000

The following table lists the common share warrants outstanding at August 31, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	3.25	864,000	$ 1.40
864,000	$ 1.45	3.25	864,000	$ 1.45
864,000	$ 1.50	3.25	864,000	$ 1.50
864,000	$ 1.55	3.25	864,000	$ 1.55
3,456,000			3,456,000

On May 26, 2010 the expiry date of all of the warrants was extended to November 27, 2013.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Patriot Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2010 filed by the Company with the Securities and Exchange Commission.

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

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

In the following discussion, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. The company is obligated through its various leases to pay fees to maintain the mining claims.  These fees are due to both Federal and County entities each year.  In the event the fees are not paid within the given time frame, then the title to the claim is forfeit and the claim becomes null and void.

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

In order to earn a 100% interest in these two properties, the Company paid MinQuest and incurred expenditures relating to mining operations in accordance with the following schedule: (i) on or before July 25, 2004, $20,000 to MinQuest and $75,000 in expenditures; (ii) on or before July 25, 2005, $20,000 to MinQuest and an additional $100,000 in expenditures; (iii) on or before July 25, 2006, $20,000 to MinQuest and an additional $100,000 in expenditures; (iv) on or before July 25, 2007, $20,000 to MinQuest and an additional $100,000 in expenditures; and (v) on or before July 25, 2008, an additional $125,000 in expenditures. If the Company has not incurred the requisite expenditures to maintain the option in good standing, the Company has a 60-day period subsequent to July 25th to make such payment along with such amount which shall be deemed to have been an expenditure incurred by us during such period. Since the payment obligations are non-refundable, if the Company does not make any payments, it will lose any payments made and all our rights to the properties. If all said payments are made, then the Company will acquire all mining interests in the properties, subject to MinQuest retaining a 3% royalty of the aggregate proceeds. The Company has the right at any time to discontinue making the payments if the exploration is determined to be unfeasible.

The Company has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  In addition, we have spent in excess of $500,000 on exploration and as a result we have completed our obligations under the original property option agreement.

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner property.

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

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title, and interest in the Bruner Expansion property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Expansion Property Option Agreement.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner Expansion property.

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

Future plans for the Bruner Project will be conducted by Canamex under the above described joint venture agreement and will entail finalizing all compilations then designing a drill program that will expand and in-fill within the Duluth area and include step out drilling of high grade gold mineralization at the Penelas target.  Evaluation of the Bruno and Paymaster targets will include mapping and surface sampling and eventual drill program to test their potential at depth.  Additional surface grid sampling will be conducted on other localized gold anomalies within the project boundaries.  Past work has included a widespread BLEG survey.  The survey has identified several outlying anomalies that require further mapping and surface sampling to properly assess their merits.

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

In May 2009 the Board of Directors approved a $200,000 exploration budget for the Moss Property.  The goal of this program is to further define the trend and depth of mineralization as well as provide additional metallurgical material for column tests.  The column tests are currently being conducted for a longer period to determine potential recoveries from various size fractions.

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

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Whiskey Property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the Whiskey property, specifically; (i) the $53,214 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; and (ii) the $100,000 paid to Minquest Inc. as property payments under the Property Agreement.

At August 31, 2010, Provex is in default of the $50,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $19,595 on exploration expenditures of the property leaving a shortfall of $127,191.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $177,191.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title, and interest in the NK Property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the NK property, specifically; (i) the $17,452 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; and (ii) the $40,000 paid to Minquest Inc. as property payments under the Property Agreement.

At August 31, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition Provex has incurred approximately $6,598 on exploration expenditures of the property leaving a shortfall of $175,950.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $195,950.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Weepah property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the Weepah property, specifically; (i) the $6,823 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; and (ii) the $40,000 paid to Minquest Inc. as property payments under the Property Agreement.

At August 31, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $2,130 on exploration expenditures of the property leaving a shortfall of $116,046.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $136,046.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring exploration expenditures, when demanded.

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

On April 16, 2010, the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Imperial property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the Imperial property, specifically; (i) the $13,769 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; and (ii) the final $20,000 property payment paid to Minquest Inc. under the Property Agreement.

At August 31, 2010, Provex has incurred approximately $5,708 on exploration expenditures of the property leaving a shortfall of $203,579.  Provex currently has a shortfall in exploration expenditures of approximately $203,579 to earn a 100% interest in the property.  Provex is at risk of losing its interest in the property by not making the indicated exploration expenditures, when demanded.

Results of Operations

We did not earn any revenues during the three months ended August 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2010 we incurred a net loss of $143,949 compared to a net loss of $225,215 for the comparative period in 2009.  Our year to date net loss for 2010 has decreased over 2009 largely due to lower exploration costs and administrative expenses.  Exploration and property option payments for 2010 were $90,151 while in 2009 they totaled $155,242.  During the first quarter of 2010 exploration expenditures were mainly due to claim payments whereas in 2009 the Company commenced a drill program on the Moss Property.

General and administrative costs decreased to $52,507 in the three months ended August 31, 2010 from $72,968 in the comparative period in 2009.  The decrease relates to lower costs associated with the Company’s corporate development activities, countered with increased costs to consulting.

Interest income decreased to $629 in the three months ended August 31, 2010 from $3,299 in the comparative period in 2009.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

Liquidity and Capital Resources

We had cash of $468,246 as of August 31, 2010. We anticipate that we will incur the following expenses through the next twelve months:

•	$1,167,766 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2010 was $138,255 compared to $264,914 during the three months ended August 31, 2009.   The difference was due to a decrease in the net loss for the three months ended August 31, 2010 of $143,949 compared to the net loss of $225,215 in the three months ended August 31, 2009 offset by a large reduction in accounts payable in 2009 compared to 2010.  In the three months ended August 31, 2010 the Company’s accounts payable increased by $5,839 resulting in a cash inflow,  compared to a cash outflow of $32,549 due to accounts payable being paid down in the three months ended August 31, 2009.  There were no investing or financing activities for either the three months ended August 31, 2010 or 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,899,780 for the period from June 1, 2000 (inception of exploration state) to August 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended August 31, 2010.

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

Date: October 13, 2010 PATRIOT GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)