Form 10-Q
period 2010-11-30
PATRIOT GOLD CORP
filed 2011-01-10
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of January 7, 2011.

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1. Financial Statements
Balance Sheets November 30, 2010 (unaudited) and May 31, 2010
Statements of Operations for the three and six-month periods ended
November 30, 2010 and 2009, and for the period from inception of the exploration state on June 1, 2000 to November 30, 2010
Statements of Cash Flows for the six-month periods ended
November 30, 2010 and 2009, and for the period from inception of the exploration state on June 1, 2000 to November 30, 2010
Notes to the Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures

PART II – Other Information

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2010	2010
ASSETS:	(Unaudited)
Current Assets:
Cash	$381,075	$606,501
Prepaid Expenses	5,000	5,000

Total Current Assets	$386,075	$611,501

Reclamation Deposits	14,155	14,155

Total Assets	$400,230	$625,656

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$34,181	$31,081
Total Current Liabilities	34,181	31,081

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at November 30, 2010 and May 31, 2010	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
November 30, 2010 and May 31, 2010	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,984,357)	(25,755,831)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	366,049	594,575

Total Liabilities and Stockholders' Equity	$400,230	$625,656

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		June 1, 2000
	Ended		Ended		Inception of
	November 30,		November 30,		Exploration
	2010	2009	2010	2009	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mineral Claim Payments and Exploration Expenditures	4,476	28,948	94,625	184,190	3,736,170
General & Administrative	83,909	84,926	136,416	157,893	22,704,218

Net Loss from Operations	(88,385)	(113,874)	(231,041)	(342,083)	(26,440,388)

Other Income (Expense)
Interest, Net	491	2,619	1,119	5,918	454,915
Currency Exchange	3,317	3,245	1,396	2,940	1,116

Net Loss	$(84,577)	$(108,010	$(228,526)	$(333,225)	$(25,984,357)

Basic & Diluted
Loss per Share	$(0.00)	$(0.00	$(0.01)	$(0.01)

Weighed Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2010	2009	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(228,526)	$(333,225)	$(25,984,357)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	-	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	-	(5,000)	(5,000)
Increase (Decrease) in Accounts Payable	3,100	(39,333)	27,938

Net Cash Used in Operating Activities	(225,426)	(377,558)	(4,686,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)

Net Cash Used in Investing Activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840

Net Cash Provided by Financing Activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(225,426)	(377,558)	381,075
Cash and Cash Equivalents
at Beginning of Period	606,501	1,195,886	-
Cash and Cash Equivalents
at End of Period	$381,075	$818,328	$381,075

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2010 has been omitted.  The results of operations for the three and six month periods ended November 30, 2010 is not necessary indicative of results for the entire year ending May 31, 2011.

Nature of Operations

The Company has no products or services as of November 30, 2010.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and became a natural resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state.

On April 16, 2010 we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title, and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project, Weepah Hills Project and the Whiskey Flat project Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.  On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Expansion Property.

Consolidation

The accompanying consolidated financial statements include the amounts of the Company and its wholly owned subsidiary Provex Resources, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,984,357 for the period from June 1, 2000 (inception of exploration state) to November 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to do so in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life which is estimated at three years.  As of May 31, 2010 the office equipment had been fully depreciated.

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the period six months November 30, 2010 the Company recognized a transaction gain of $1,396 (2009 - $2,940 gain).

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for November 30, 2010 and 2009 and are thus not presented.

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

During the six months ended November 30, 2010 and 2009, no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense for the grant of new stock options was recognized in the Statement of Operations and Comprehensive Loss at November 30, 2010 and 2009.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.   As of May 31, 2009 all outstanding stock options have fully vested and as a result no stock-based compensation expense has been recognized for the six months ended November 30, 2010.

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

NOTE 3 - INCOME TAXES

As of May 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $8,950,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount

.PATRIOT GOLD CORP.
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

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the six months ended November 30, 2010, the Company paid $Nil (2009 - $Nil) pursuant to this agreement.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the quarter ended November 30, 2010, the Company made total property option payments of $Nil (2009 - $Nil) to MinQuest.  Included in the net loss for six months ended November 30, 2010 is an amount of $Nil (2009 - $Nil) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.  Accordingly on October 18, 2010, Mr. Duerr resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its subsidiaries.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of November 30, 2010, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of November 30, 2010, 300,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,700,000 remain available to be granted under the 2005 plan.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

No stock options were granted under either plan during the six months ended November 30, 2010 or 2009. The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	711,000	180,000	$0.49
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, November 30, 2010	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	1,700,000	300,000	$0.25
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, November 30, 2010	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	2.58	$ 0.05	100,000	$ 0.05
$ 0.25	300,000	5.25	$ 0.25	300,000	$ 0.25
$ 1.03	80,000	2.67	$ 1.03	80,000	$ 1.03
	480,000		$ 0.34	480,000	$ 0.34

The aggregate intrinsic value of stock options outstanding at November 30, 2010 was $8,000 and the aggregate intrinsic value of stock options exercisable at November 30, 2010 was $8,000.  No stock options were exercised during the quarter ended November 30, 2010.  As of November 30, 2010 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at November 30, 2010.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of November 30, 2010:

Warrants Outstanding
Balance, May 31, 2010	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, November 30, 2010	3,456,000

The following table lists the common share warrants outstanding at November 30, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	3.00	864,000	$ 1.40
864,000	$ 1.45	3.00	864,000	$ 1.45
864,000	$ 1.50	3.00	864,000	$ 1.50
864,000	$ 1.55	3.00	864,000	$ 1.55
3,456,000			3,456,000

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

On April 16, 2010 the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner property.

Bruner Property Expansion

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and mill sites located in Nye County, Nevada (the “Property”). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.
The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims.

 On April 16, 2010 the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Expansion property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Expansion Property Option Agreement.

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

At November 30, 2010, Provex is in default of the $50,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $19,595 on exploration expenditures of the property leaving a shortfall of $127,191.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $177,191.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

At November 30, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $6,598 on exploration expenditures of the property leaving a shortfall of $175,950.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $195,950.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

At November 30, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $2,130 on exploration expenditures of the property leaving a shortfall of $116,046.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $136,046.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

At November 30, 2010, Provex has incurred approximately $5,708 on exploration expenditures of the property leaving a shortfall of $203,579.  Provex currently has a shortfall in exploration expenditures of approximately $203,579.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

Results of Operations

We did not earn any revenues during the three or six months ended November 30, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the six months ended November 30, 2010 we incurred a net loss of $228,526 compared to a net loss of $333,225 for the comparative period in 2009.  Our year to date net loss for 2010 has decreased over 2009 largely due to lower exploration costs and administrative expenses.  Exploration and property option payments for 2010 were $94,625 while in 2009 they totaled $184,190.  During 2010, exploration expenditures were mainly due to claim payments whereas in 2009 the Company commenced a drill program on the Moss property.

General and administrative costs decreased to $136,416 in the six months ended November 30, 2010 from $157,893 in the comparative period in 2009.  The decrease relates to lower costs associated with the Company’s corporate development activities countered with increased costs to consulting.

During the three months ended November 30, 2010 we incurred a net loss of $84,577 compared to a net loss of $108,010 for the comparative period in 2009.  Our current quarter loss in 2010 has decreased from 2009 largely due to lower exploration expenses and lower administration costs.  For the quarter ended November 30, 2010, the Company incurred $4,476 in exploration costs compared to $28,948 in 2009.  The three-months ended November 30, 2010 exploration costs related primarily to geological fees while during the three-months ended November 30, 2009 exploration costs related primarily to claim staking fees.    General and administrative costs decreased to $83,909 in 2010 from $84,926 in 2009 due to lower costs associated with the Company’s corporate development activities, countered with increased costs to consulting.

Liquidity and Capital Resources

We had cash of $381,075 as of November 30, 2010. We anticipate that we will incur the following expenses through the next twelve months:

•	$1,167,766 in property option payments, exploration expenditures and annual claim payments for the Company’s properties; and

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2010 was $225,426 compared to $377,558 during the six months ended November 30, 2009.   The difference was due to a decrease in net loss for the six months ended November 30, 2010 of $228,526 compared to the net loss of $333,225 in the six months ended November 30, 2009 offset by a large reduction in accounts payable in 2009 compared to 2010.  In the six months ended November 30, 2010 the Company’s accounts payable increased by $3,100 resulting in a cash inflow,  compared to a cash outflow of $39,333 due to accounts payable being paid down in the six months ended November 30, 2009  For the six months ended November 30, 2009, there was also a cash outflow of $5,000 for payment of a prepaid expense.  There were no financing activities for either the six months ended November 30, 2010 or 2009.

There were no investing activities for either the six-months ended November 30, 2010 or 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,984,357 for the period from June 1, 2000 (inception of exploration state) to November 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended November 30, 2010.

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

Date: January 07, 2011 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)