Form 10-Q
period 2011-02-28
PATRIOT GOLD CORP
filed 2011-04-13
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of April 13, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2011	2010
ASSETS:
Current Assets:
Cash	$284,523	$606,501
Prepaid expenses	5,000	5,000

Total Current Assets	289,523	611,501

Office Equipment, Net	-	-
Reclamation Deposit	14,155	14,155

Total Assets	$303,678	$625,656

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$63,212	$31,081

Total Current Assets	63,212	31,081

Stockholders' Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at February 28, 2011 and May 31, 2010	-	-
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
February 28, 2011 and May 31, 2010	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(26,109,940)	(25,755,831)
Retained Deficit	(41,082)	(41,082)

Total Stockholders' Equity	240,466	594,575

Total Liabilities and Stockholders' Equity	$303,678	$625,656

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		June 1, 2000
	Ended		Ended		Inception of
	February 28,		February 28,		Exploration
	2011	2010	2011	2010	State
Revenues	$—	$—	$—	$—	$—
Cost of Revenues	—	—	—	—	—

Gross Margin	—	—	—	—	—

Expenses:
Mining Costs	26,244	19,959	120,869	204,149	3,762,414
General & Administrative	103,039	67,558	239,455	225,451	22,807,257

Net Loss from Operations	(129,283)	(87,517)	(360,324)	(429,600)	(26,569,671)

Other Income (Expense)
Interest, Net	99	1,093	1,218	7,011	455,014
Currency Exchange	3,601	(334)	4,997	2,606	4,717

Net Other Income (Expense)	3,700	759	6,215	9,617	459,731

Net Loss	$(125,583)	$(86,758)	$(354,109)	$(419,983)	$(26,109,940)

Basic & Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Shares
Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(354,109)	$(419,983)	$(26,109,940)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	—	—	5,003,484
Common Stock Issued for Services	—	—	16,267,500
Depreciation	—	—	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	—	(5,000)	(5,000)
Increase (Decrease) in Accounts Payable	32,131	(46,632)	56,969
Net Cash Used in Operating Activities	(321,978)	(471,615)	(4,782,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposit	—	—	(14,155)
Net Cash Used in Investing Activities	—	—	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Stock	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840
Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(321,978)	(471,615)	284,523
Cash and Cash Equivalents at Beginning of Period	606,501	1,195,886	—
Cash and Cash Equivalents at End of Period	$284,523	$724,271	$284,523

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
June 1, 2000
	For the Nine Months Ended		Inception of
	February 28,		Exploration
	2011	2010	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Subscription Receivable by the
Cancellation of Common Stock	$-	$-	$79,000

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

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Patriot Gold Corp. (An Exploration State Company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Patriot Gold Corp. (the “Company”) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2010 has been omitted.  The results of operations for the three and nine-month periods ended February 28, 2011 are not necessarily indicative of results for the entire year ending May 31, 2011.

Nature of Operations

The Company has no products or services as of February 28, 2011.  The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company and became a natural resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2000, the Company has been in the exploration state.

On April 16, 2010 we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title, and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project; Weepah Hills Project and the Whiskey Flat project Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.  On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Expansion Property.

Consolidation

The accompanying consolidated financial statements include the amounts of the Company and its wholly owned subsidiary Provex Resources, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $26,109,940 for the period from June 1, 2000 (inception of exploration state) to February 28, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  Management is not currently seeking additional capital but will be required to

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Office Equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its expected useful life, which is estimated at three years.  Depreciation expense of $Nil was charged to general and administrative expenses during the nine-months ended February 28, 2011 (2010 - $Nil).

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

The Company's primary functional currency is the U.S. dollar.  However, the Company still has a few transactions with Canadian suppliers.  Transaction gains and losses are included in income.  For the nine-month period ended February 28, 2011 the Company recognized a transaction gain of $4,997 (2010 – gain of $2,606).

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
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The effect of the Company’s common stock equivalents would be anti-dilutive for February 2011 and 2010 and are thus not presented.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of ASC 505 and 718 (formerly SFAS No. 123(R)). ASC 505 and 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 505 and 718 (formerly SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123)), as amended.  No stock options were granted to employees during the nine months ended February 28, 2011 or 2010 and accordingly, no compensation expense was recognized under APB No. 25 for the nine months ended February 28, 2011 and 2010.  In addition, no compensation expense is required to be recognized under provisions of ASC 505 and 718 with respect to employees.

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

During the three and nine-month periods ended February 28, 2011 and 2010 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations at February 28, 2011 or 2010.

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.  As of May 31, 2009 all outstanding stock options have fully vested and as a result no stock-based compensation expense has been recognized for the nine months ended February 28, 2011.

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

NOTE 4 - EXPLORATION STATE COMPANY/ GOING CONCERN

The Company has not begun principal operations and, as is common with a company in the exploration state, the Company has had recurring losses.  Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company signed a service agreement with its former President, Robert Coale.  Pursuant to the agreement the Company paid Mr. Coale, beginning November 2005, $2,500 per month for his expertise to identify and acquire certain exploration style properties that fit the parameters of the Company’s business plan, oversee and manage, as directed by the Company, the Company’s exploration programs that will be undertaken from time-to-time, and perform all of the duties normally associated with serving as the President and Chief Executive Officer of a publicly traded mining company.  The service agreement was for an indefinite term, cancellable in writing by either party with 30 days written notice.  Effective July 1, 2008, Mr. Coale agreed to indefinitely suspend payments under the agreement and effective September 12, 2008 the agreement was cancelled when Mr. Coale resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  For the nine months ended February 28, 2011, the Company paid $Nil (2010 - $Nil) pursuant to this agreement.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s
mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the nine months ended February 28, 2011, the Company made total property option payments of $Nil (2010 - $Nil) to MinQuest.  Included in the net loss for nine months ended February 28, 2011 is an amount of $Nil (2010 - $Nil) with respect to fees paid to Mr. Duerr for geological services rendered to the Company.  Accordingly on October 18, 2010, Mr. Duerr resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its subsidiaries.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options.  As of February 28, 2011, 4,835,000 stock options had been granted to various directors and consultants for an exercise price ranging from $.05 to $1.03 per share.  An additional 711,000 remain available to be granted under the 2003 plan.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors.  As of February 28, 2011, 300,000 stock options had been granted to various directors and consultants for an exercise price of $0.25 per share.  An additional 1,700,000 remain available to be granted under the 2005 plan.

No stock options were granted under either plan during the three or nine-months ended February 28, 2011 or 2010.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth the options outstanding under the 2003 Plan as of February 28, 2010:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	711,000	180,000	$0.49
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, February 28, 2011	711,000	180,000	$0.49

The following table sets forth the options outstanding under the 2005 Plan as of February 28, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2010	1,700,000	300,000	$0.25
Options granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance, February 28, 2011	1,700,000	300,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at February 28, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	2.33	$ 0.05	100,000	$ 0.05
$ 0.25	300,000	5.08	$ 0.25	300,000	$ 0.25
$ 1.03	80,000	2.42	$ 1.03	80,000	$ 1.03

	480,000		$ 0.34	480,000	$ 0.34

The aggregate intrinsic value of stock options outstanding and exercisable at February 28, 2011 was $3,000.  No stock options were exercised in the quarter ended February 28, 2011.  As of February 28, 2011 all outstanding stock options had fully vested resulting in there being no unrecognized compensation cost at February 28, 2011.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS/WARRANTS (continued)

The following table sets forth common share purchase warrants outstanding as of February 28, 2011:

Warrants Outstanding
Balance, May 31, 2010	3,456,000
Warrants granted	-
Warrants exercised	-
Balance, February 28, 2011	3,456,000

The following table lists the common share warrants outstanding at February 28, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price

864,000	$ 1.40	2.75	864,000	$ 1.40
864,000	$ 1.45	2.75	864,000	$ 1.45
864,000	$ 1.50	2.75	864,000	$ 1.50
864,000	$ 1.55	2.75	864,000	$ 1.55
3,456,000			3,456,000

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

On April 16, 2010 the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title, and interest in the Bruner and Vernal properties to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Bernal Property Option Agreement.

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

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire 75% undivided interest in the Bruner Expansion property.

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

On April 16, 2010 the Company entered into an assignment agreement (the “Assignment Agreement”) with its wholly owned subsidiary Provex Resources, Inc., a Nevada Corporation (“Provex”), to assign the exclusive option to an undivided right, title, and interest in the Whiskey property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the Whiskey property, specifically; (i) the $53,214 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; and (ii) the $100,000 paid to Minquest Inc. as property payments and incurring exploration expenditures, when demanded.

As of April 16, 2010, Provex is in default of the $50,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $19,595 on exploration expenditures of the property leaving a shortfall of $127,191.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $177,191.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

To date the work completed on the Whiskey Property has consisted of detailed mapping of the entire property, cursory surface sampling, compilation of historic data, and definition of drill targets.  Further work considered for the project area entails grid sampling of various highly altered volcanic tuffs expanding areas of known gold mineralization with additional drilling.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Whiskey Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

As of April 16, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $6,598 on exploration expenditures of the property leaving a shortfall of $175,950.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $195,950.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

To date the exploration work undertaken on the NK property has consisted of detailed mapping, additional surface sampling and definition of drill targets.  Additional work contemplated for the project includes a detailed geophysical survey along the range front to determine potential for buried mineralization and a drill program to test the resultant anomalies.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the NK Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

As of April 16, 2010, Provex is in default of the $20,000 property payment due on March 15, 2010.  In addition, Provex has incurred approximately $2,130 on exploration expenditures of the property leaving a shortfall of $116,046.  Provex currently has a combined shortfall in property payments/exploration expenditures of approximately $136,046.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Weepah Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

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

On April 16, 2010, the Company entered into an assignment (the “Assignment Agreement”) with its wholly owned subsidiary Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Imperial property to Provex.

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of Patriot arising under the Property Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot in connection with the Imperial property, specifically; (i) the $13,769 of exploration expenditures incurred by Patriot prior to the Assignment Agreement; amd (ii) the final $20,000 property payment paid to MinQuest Inc. under the Property Agreement.

As of April 16, 2010, Provex has incurred approximately $5,708 on exploration expenditures of the property leaving a shortfall of $203,579.  Provex currently has a shortfall in exploration expenditures of approximately $203,579.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Imperial Property Option Agreement by giving MinQuest Inc. written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

Results of Operations

We did not earn any revenues during the three or nine-months ended February 28, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the nine months ended February 28, 2011, we incurred a net loss of $354,109 compared to a net loss of $419,983 for the comparative period in 2010.  Our year to date net loss for 2011 has decreased over 2010 due to lower exploration costs partially offset by higher administrative expenses.  For the nine months ended February 28, 2011, exploration costs were $120,869 compared to $204,149 in the same period in 2010.  During 2011, exploration expenditures were mainly due to claim payments whereas in 2010 the Company commenced a drill program on the Moss property.

General and administrative costs increased to $239,455 for the nine-months ended February 28, 2011 from $225,451 in the comparative period in 2010.  The increase relates to higher costs associated with consulting fees.  Interest income has decreased to $1,218 in the nine-months ended February 28, 2011 from $7,011 in the comparative period in 2010 due to lower average cash balances and lower interest rates.

During the three months ended February 28, 2011 we incurred a net loss of $125,583 compared to a net loss of $86,758 for the comparative period in 2010.  Our current quarter loss in 2011has increased over 2010 largely due to higher exploration costs and general and administrative expenses partially offset by a decrease in interest income.  For the quarter ended February 28, 2011, exploration costs were $26,244 compared to $19,959 for the same period in 2010.  For the quarter ended February 28, 2011, the Company incurred $103,039 in general and administrative costs compared to $67,558 in 2010.  Interest income has decreased to $99 for the quarter ended February 28, 2011 from $1,093 in the comparative quarter in 2010.

Liquidity and Capital Resources

We had cash of $284,523 as of February 28, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$100,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2011 was $321,978 compared to $471,615 during the nine months ended February 28, 2010.   The decrease was due to a smaller net loss in the nine months ended February 28, 2011 of $354,109 compared to the net loss of $419,983 in the nine months ended February 28, 2010 offset by a large reduction in accounts payable in 2010 compared to 2009.  In the nine months ended February 28, 2011 the Company’s accounts payable increased by $32,131 resulting in a cash inflow of $32,131 compared to a cash outflow of $46,632 in the nine months ended February 28, 2010.  There were no financing activities for either the nine months ended February 28, 2011 or 2010.

There were no investing activities for the nine months ended February 28, 2011 or 2010.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $26,109,940 for the period from June 1, 2000 (inception of exploration state) to February 28, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended February 28, 2011.

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

Date: April 13, 2011 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)