Form 10-K
period 2011-05-31
PATRIOT GOLD CORP
filed 2011-09-13
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of May 28, 2011 was approximately $2,491,318.

The number of shares of the issuer’s common stock issued and outstanding as of August 31, 2011 was 26,224,400 shares.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. In June 2003, we filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing the name of our Company to Patriot Gold Corp. and moving the Company into it’s current business of natural resource exploration and mining. On June 17, 2003, we adopted a new trading symbol- PGOL- to reflect the name change. The Company has been in the resource exploration and mining business since June, 2003.

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

On April 16, 2010 the Company entered into an Assignment Agreement, with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties; the NK project; the Weepah Hills project; the Whiskey Flat project; the Imperial property; and the Bruner Expansion property, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; the NK Property Option Agreement; the Weepah Hills Property Option Agreement; the Whiskey Flat Property Option Agreement; the Imperial Property Option Agreement; and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) for Canamex to acquire up to a 75% undivided interest in the Bruner and the Bruner Property Expansion.

On October 18, 2010, Mr. Herb Duerr resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its’ subsidiary.  Thereafter, on October 18, 2010, Robert Coale was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its’ subsidiary.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Whiskey, NK, Weepah and Imperial Property Option Agreements by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”) pursuant to an Exploration and Option to Enter Joint Venture Agreement whereby Northern Vertex must spend an aggregate total of US$8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, Northern Vertex and Patriot Gold will form a 70/30 joint venture.

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

By May 31, 2010, the Company had incurred approximately $155,164 on exploration of the property. As of May 31, 2011, the Company had incurred an additional $82,158 in exploration expenditures. The total amount of exploration expenditures made on the Moss Property is $237,322.

Business Operations

We are a natural resource exploration and mining company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company.

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

Financing

There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2011.  With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. If we were to develop any of our properties beyond the exploration activities currently being undertaken by the Company, we would need to raise further funding.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurances that management would be successful in its attempt to raise the additional funds.

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

Employees

We have commenced only limited operations since moving into the natural resource exploration field in 2003. Currently, we have no full time employees. Our sole officer and two directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Property Expansion to Provex. Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; the NK project, Weepah Hills Project and the Whiskey Flat project – Property Option Agreements; the Imperial Property Option Agreement; and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Property Expansion.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Whiskey, NK, Weepah and Imperial Property Option Agreements by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in these properties.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. We will require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to May 31, 2012, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. Because of our reliance on MinQuest our operations would be severely impacted should our relationship with MinQuest be terminated for any reason.

A portion of our Moss property was acquired from MinQuest and we have directly or indirectly optioned the Bruner and Vernal properties from MinQuest.  In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and MinQuest.

3. Because our Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

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

4. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

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

5. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the early stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

6. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

7. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

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

8. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

9. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the early stages of our business, Mr. Coale will not be spending all of his time working for the Company. Mr. Coale will expend enough time to undertake the work programs that have been approved by the Company.  Later, if the demands of our business require additional time from Mr. Coale, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Coale to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Coale’s other interests increase. Competing demands on Mr. Coale’s time may lead to a divergence between his interests and the interests of our shareholders.

Risks Related To Legal Uncertainty and Regulations

10. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States, Arizona, and Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties.

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 3651 Lindell Road, Suite D Las Vegas, Nevada, 89103.  Management believes that our office space is suitable for our current needs.

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

Acquisition of Interests

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western Nevada.  In September, 2008 the company expanded the Bruner position from 16 unpatented mining claims to 51 unpatented mining claims.  This brought the total number acres at Bruner under the Company’s control to 1,020 acres at that time.  Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of this Property Option Agreement.

In order to earn a 100% interest in these two properties, option payments totaling $92,500 and an additional $500,000 in exploration expenditures were required.  All mining interests in the property are subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we have spent an aggregate of approximately $603,429 on exploration of the two properties which exceeds the $500,000 exploration requirement of the Agreement.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Property Option Agreement.

On May 28, 2010 Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) for Canamex to acquire up to a 75% undivided interest in the original Bruner Property and the Bruner Property Expansion described above (collectively these properties are referred to herein as the “Bruner Properties”). Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement.

Bruner Property Expansion

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada ( (referred to herein as the “Bruner Property Expansion”)). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.

The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original Bruner Property Option Agreement with MinQuest.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Property Expansion to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Property Expansion Option Agreement.

On May 28, 2010 Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) for Canamex to acquire up to a 75% undivided interest in the Bruner Properties. Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supercede the current agreement.

Bruner Properties

Description and Location of the Bruner Properties

The Bruner Property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. We now hold the property via 59 unpatented mining claims (1,020 acres) and 28 patented claims (477.655 acres). Canamex has subsequently added 21 new unpatented claims to the northern end of the Bruner Porperty which are now part of the aforementioned May 28, 2010 option agreement with Canamex and the area of interest.

Exploration History of the Bruner Properties

The original operators at the Bruner Properties were varied. Prospecting at the property began in the early 1900’s and underground mining began in 1920.  Mining on several of the veins located within the property occurred up to 1949 producing over 58,500 gold equivalent ounces.  The average gold to silver ratio from the Penelas mine was 1:4.5 for recorded production from 1935 to 1942.  Modern exploration of the property began in 1979 and included the following work:

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

☐     In 1990-1995, Miramar Mining Corp. drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 part per billion.do occur.

Geology of the Bruner Properties Mineral Claims

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks (which are quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago), including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlay the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller) intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff, is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alternation mineral) veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

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

Geological Exploration Program

In July 2003, members of our Board of Directors and geology team made an onsite inspection of the Bruner Properties. From this visit, an exploration plan was determined and a schedule to begin work on the properties was organized to commence in the month of September 2003.  The Company completed an exploration program consisting of geologic mapping, surface geochemical sampling, a Global Positioning System (GPS) survey of grid based magnetic survey, drill holes and cultural features, and a CSMT geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) was also conducted. Such a survey measures the magnetic variations within the underlying rocks.

Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner Properties has been completed. The rock sampling is a collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Faults, which are breaks in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of our claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein, often filled with quartz, and contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was done on 50 meter spaced lines, run north-south using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken.

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
•
In October 2004, we received the approval of a Notice of Intent for Exploration Drilling, and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. A CSMT survey is an electromagnetic method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface. With the proper approvals in place, we began drilling on the Bruner Properties on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes and the results were encouraging enough that additional drilling was conducted.

Because of the favorable drilling results from the drilling program we began on December 20, 2004, we decided to conduct additional drill testing on the Bruner Properties, including both reverse circulation and core drilling.  In April 2005, we filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization.  This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled.

The Board of Directors approved a 2007 exploration budget of approximately $120,000 for the Bruner Properties.  In November 2007, the Company drilled three holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks.  The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast.  All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled to a depth of 1,000 and B-20 was drilled 1,240 feet deep.  All three holes contained intermittent gold at various depths.

The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant grade gold over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.

The Company recently expanded the Bruner Properties by adding to its unpatented claim position and acquiring a lease/option on 28 patented claims within the project area.  The recent acquisition of the entire district has required a thorough compilation of all available data for the project area.  This compilation has identified at least four viable drill targets separate from the company’s original target.  These targets include the Duluth, Penelas, Paymaster and Bruno targets.  These targets have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin.    However, no recent resource or reserve estimates have been conducted by the Company.

Vernal Project

Description and Location of the Vernal Property

28 27
33 34
27 26
34 35
Vernal 5
Vernal 7
Vernal 9
VERNAL 11
VERNAL 13
Vernal 15
T14N R39E
33 34
4 3
NOV
34 35
3 2
Vernal 6
Vernal 8
Vernal 10
VERNAL 12
VERNAL 14
Vernal 16
T13N R39E
Patriot Claim Block
Fallon, Nevada 80 miles
N
PATRIOT GOLD CORP
Vernal Project
Location and Land Status
Nye County, Nevada
0
2000
FEET

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.   We hold the property via 12 unpatented mining claims (240 acres).

Exploration History of the Vernal Property

Historical work includes numerous short adits constructed on the Vernal Property between 1907 and 1936. There appears to have been little or no mineral production.

Geology of the Vernal Mineral Claims

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amelsco has not been involved with the Vernal Property over the last 20 years and is not associated with our option on the Vernal Property or the exploration work we are doing there. A 225 foot wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exists northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present, but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and pits show an open-ended gold anomaly that measures 630 feet by 450 feet.

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

On April 16, 2010 the Company entered into an Assignment Agreement with it’s wholly owned subsidiary, Provex Resources, Inc.(“Provex”) to assign the exclusive option of an undivided right, title and interest in the Vernal Property to Provex. Pursuant to the Agreement, Provex assumed the rights amd agreed to perform all of the duties and obligations of the Company arising under the Vernal Property Option Agreement.

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

Acquisition of Interests

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

At the recommendation of Mr. Sibthorpe, in January, 2004, Mr. Robert Coale  (P.E.), a Directors and our then-current President, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest, the company that we would contract to co-ordinate any work programs undertaken. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (minerals present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling.  On January 31, 2004 Robert Sibthorpe wrote a report with a summary of the property, a review of the draft budget supplied by Richard Kern, our work program contractor, and a layout of the drilling program planned for the property.

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

Exploration and Option Agreement

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”) pursuant to an Exploration and Option to Enter Joint Venture Agreement whereby Northern Vertex must spend an aggregate total of US$8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, Northern Vertex and Patriot Gold will form a 70/30 joint venture.

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

Current State of Exploration

 The Moss Property has undergone an evaluation for potential mineral reserves. The evaluation was detailed in a report by Paul D. Noland, a registered professional geologist. The report concluded that the Moss Property hosts a drill-indicated gold/silver estimate, and requires systematic in-fill and down-dip drilling to be placed into a final reserve category. No economic or mining feasibility parameters were applied. The estimates are further defined in under the section “Geologic Exploration Program”. The property that is the subject to our mineral claims contains several shafts. At least one shaft is reported to be 230 feet deep with a single level at 225 feet deep trending along the strike of the vein. Several adits of variable length were driven to intersect the vein along its strike. A reported past production of $240,000 at a $20 gold price occurred from a high-grade zone within the Moss property.

Numerous drill holes from past drilling endeavors combined with sampling of underground workings within the patented mining claims have culminated in a pre-feasibility study based on drill results from pre-1992 exploration. The Company is contemplating further updating the historic pre-feasibility report with additions from the recent evaluation report and ongoing metallurgical testing to determine the existence of mineral reserves. There is no mining plant or equipment located on the property that is the subject of the mineral claims. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

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

In January, 2010, Patriot Gold engaged Mr. Paul D. Noland, a registered professional geologist to conduct an independent resource study.  The report concluded that the Moss Property hosts a drill indicated gold-silver estimate. This estimate was determined using the assumption that the deposit will be an open pit, bulk minable, heap leach mine. To keep mining and grade control cost minimal, sub-cut off grade material within the boundary of the resource was allowed to dilute the final grade.

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

Claims acquired west and north of the original Patriot Gold property in 2009 need detailed evaluation. The claims were acquired after discovery of historic drilling in the area containing significant gold/silver values. The claims need geologic mapping and sampling before any drill targeting can be done. Additional metallurgical testing to determine optimum recovery rates and leaching timesfor various size fractions using long term column leaching is needed. This work, along with fill-in drilling and west extension drilling will make Moss resource ready for a final feasibility study, permitting and mining.

In March 2010, Patriot Gold engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss will be tested in four column leach tests with crush sizes up to 2 inches. The crushed ore will be leached in 5 feet high columns for a minimum of 200 days. The tests are expected to determine maximum obtainable gold and silver recoveries using leaching as well as the leach times needed for maximum recovery.

In March of 2011, Patriot entered an agreement with Northern Vertex providing them with the right to earn an undivided 70% interest in the Moss property, subject to the terms of the Exploration and Option Agreement which are summarized as follows:

Patriot was paid US$500,000 upon execution of the agreement. Northern Vertex must spend an aggregate total of US$8 million on exploration and related expenditures over the next five years. Subsequent to exercise of the earn-in, Northern Vertex and Patriot will form a 70/30 joint venture. Financing of future work on the property will be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party may be diluted on the basis of a standard formula if they do not contribute to the planned programs. If either party is diluted below 10 percent, their interest will convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR exists on the Moss Mine property.

Beginning shortly after the agreement, Northern Vertex mobilized drilling equipment and personnel to the site to take additional core and reverse circulation samples.  The purpose of this drilling campaign was to correlate and corroborate the results of previous work and to provide step-out drilling to further define the limits of the deposit.

Northern Vertex advanced a total of drill 28 holes through July 2011.  The results of this drilling campaign demonstrate that the thickness and grade of the mineralized zone are compatible with and build upon historical drill results.  Northern Vertex chief geologist, an NI 43-101 certified geologist, stated, “the stockwork system is robust and the distribution of gold is proving to be consistent both along and across the 5,000 foot strike length evaluated.”  He further stated, “the consistency of the results suggests that mineralization is both widespread and dependable.”

Drilling highlights from the most recent drill holes are presented below.

Hole ID	From (m)	To (m)	Int. (m)	Au (gpt)	Ag (gpt)	Au Eq. (gpt)*
AR-57	105.16	166.12	60.96	0.41	5.87	0.56
including	152.4	161.54	9.14	1.11	13.3	1.44
AR-58	54.86	74.68	19.82	1.35	14.08	1.71
including	59.44	71.63	12.19	2.06	19.68	2.55
AR-59	112.78	167.64	54.86	0.53	6.98	0.70
including	112.78	123.44	10.66	1.13	14.73	1.49
AR-60	79.25	158.5	79.25	0.45	3.77	0.55
including	140.21	150.88	10.67	1.67	8.8	1.89
AR-61	115.82	182.88	67.06	0.45	3.94	0.54
including	128.02	129.54	1.52	5.86	61.3	7.39
including	163.07	172.21	9.14	0.72	8.16	0.93
AR-62	100.58	172.21	71.63	0.83	11.16	1.11
including	109.74	117.35	7.61	3.42	47.89	4.62
including	109.74	143.26	33.52	1.27	18.28	1.73
AR-63	7.62	82.3	74.68	0.36	5.27	0.49
including	7.62	18.29	10.67	0.82	9.01	1.04
AR-64	131.06	175.26	44.2	0.71	8.69	0.92
including	143.26	173.74	30.48	0.94	10.84	1.21
AR-66	150.89	184.4	33.51	1.25	30.17	2.01
including	163.08	173.74	10.66	2.89	67.89	4.58
AR-67R	80.77	126.49	45.72	1.47	20.0	1.97
including	105.16	114.3	9.14	4.43	52.4	5.74
AR-68R	83.82	134.11	50.29	1.24	13	1.57
including	108.2	126.49	18.29	1.81	18.3	2.27
AR-78R	47.24	80.77	33.53	1.12	22.9	1.69
including	64.01	73.15	9.14	2.83	52	4.13
AR-79R	111.25	176.78	65.53	0.25	4.7	0.37
AR-80R	60.96	70.1	9.14	0.83	10.8	1.1
AR-82R	149.35	172.21	22.86	0.39	4.9	0.51

* AuEq (gpt) = Au (gpt) + 1/40th Ag (gpt).      gpt = grams / metric tonne.  Please visit www.northernvertex.com/extras/drillresults.pdf for complete drill results and estimates results.

Northern Vertex plans additional drilling in 2011 to further delineate the mineralized zone with the ultimate goal of fast tracking the deposit into production.  To further this end, Northern Vertex has also initiated parallel studies to define the infrastructure and permitting requirements for the project and has planned to perform additional metallurgical studies.

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

Whiskey Property

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Whiskey Property (“Whiskey”) then controlled by MinQuest.

The Company paid  MinQuest $50,000 upon execution of the agreement.   MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

NK Property

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the NK Property (“NK”) then  controlled by MinQuest.  On July 25, 2008 the NK Property Option Agreement was amended whereby the annual minimum work expenditures were lowered to match those of the Weepah Agreement as the two properties are at a similar stage of exploration.

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

Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the NK Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot Gold in connection with the NK property, specifically; (i) the $17,452 of exploration expenditures incurred by Patriot Gold prior to the Assignment Agreement; and (ii) the $40,000 paid to Minquest Inc. as property payments under the Property Agreement.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the NK Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

Weepah Property

Acquisition of Interest

On March 15, 2008, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests in the Weepah Property (“Weepah”)  controlled by MinQuest.  Upon execution of the Agreement, the Company paid MinQuest $20,000 in relation to the execution of the agreement.  Since the payment obligations are non-refundable, if any payments under the Agreement are not made, the Company will lose any previous payments made and all its rights to the respective property. If all said payments under the Agreement are made, then the Company would acquire all mining interests in the property. If the Company failed to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Weepah Property to Provex.  Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Weepah Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot Gold in connection with the Weepah property, specifically; (i) the $6,823 of exploration expenditures incurred by Patriot Gold prior to the Assignment Agreement; and (ii) the $40,000 paid to Minquest Inc. as property payments under the Property Agreement.

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

Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Imperial Property Option Agreement.  Included in the assignment were, without limitation, all sums incurred by Patriot Gold in connection with the Imperial property, specifically; (i) the $13,769 of exploration expenditures incurred by Patriot Gold prior to the Assignment Agreement; amd (ii) the final $20,000 property payment paid to MinQuest Inc. under the Property Agreement.

As of April 16, 2010, Provex had incurred approximately $5,281 on exploration expenditures of the property leaving a shortfall of $209,287. Provex has incurred an additional $5,708 on exploration expenditures as of December 21, 2010.   Provex currently has a shortfall in exploration expenditures of approximately $203,579.  Provex is at risk of losing its interest in the property by not making the indicated property payments and incurring the exploration expenditures, when demanded.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the on the OTCQB, a marketplace developed by the OTC Markets Group, Inc.  (“OTCQB”) under the ticker symbol “PGOL.” The OTCQB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.comduring the years ending May 31, 2011 and May 31, 2010:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2011	Fourth Quarter	$0.147	$0.07
	Third Quarter	$0.15	$0.08
	Second Quarter	$0.23	$0.11
	First Quarter	$0.25	$0.11
2010	Fourth Quarter	$0.40	$0.22
	Third Quarter	$0.40	$0.17
	Second Quarter	$0.28	$0.14
	First Quarter	$0.31	$0.21

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 31, 2011, there were approximately sixty-five (65) holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2011,

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2011, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	5,546,000	(1)	$0.05	791,000
2005 Stock Option Plan*	2,000,000		$0.25	1,800,000
Share Purchase Warrants	3,456,000		$1.48	N/A

*On March 21, 2011, 80,000 stock options issued under the 2003 Plan and 100,000 stock options under the 2005 Plan were cancelled.

(1)           Since the plan provides for appropriate adjustments in the event of stock splits and other similar events, when our common stock was forward split on June 17, 2003, a corresponding adjustment was made to the option plan. Accordingly, as of June 17, 2003 there were 2,546,000 shares available for issuance under the Stock Option Plan. On September 22, 2003, we amended our Stock Option Plan by increasing the number of shares available for issuance under the plan to 5,546,000 shares

As of May 31, 2011, there were a total of 4,755,000 options granted under the 2003 Plan with exercise prices ranging from $0.05 per share to $1.50 per share.  There were also a total of 200,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

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

There was no sale of unregistered securities during the fiscal year ended May 31, 2011.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2011.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. We have adequate funding to meet all our obligations on our current projects until at least May 31, 2012.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2012, our objective is to continue to explore the properties subject to our mining claims.  The funds in our treasury are sufficient to meet all planned activities as outlined below, with a contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending May 31, 2012.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2012.

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

Bruner and Vernal Projects.

We have substantially fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects.  We have made total property option payments of $80,000 and have incurred approximately $499,327 of property expenditures.  On July 25, 2007 we made the final property option installment of $20,000.  Under the property agreement we were to have spent $500,000 by July 25, 2008.  To date we have spent an aggregate of approximately $603,429 on exploration of the two properties which exceeds the exploration requirement of the Agreement.

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

Bruner Expansion

On April 1, 2010 simultaneous with the execution and delivery of the Bruner Expansion Agreement, the Company made the initial property option payment of $30,000 and the property option payment of $35,000 on April 1, 2010. The Bruner Expansion Agreement does not require minimum annual exploration expenditures.

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

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner Property Expansion to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Property Expansion Option Agreement.

On May 28, 2010 Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) for Canamex to acquire up to a 75% undivided interest in the Bruner Properties. Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supercede the current agreement.

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

In March 2010 Patriot Gold engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss will be tested in four column leach tests with crush sizes up to 2 inches. The crushed ore will be leached in 5 feet high columns for a minimum of 200 days. The tests are expected to determine maximum obtainable gold and silver recoveries using leaching as well as the leach times needed for maximum recovery.

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.  The terms require the establishment of a Management Committee in which Robert Coale, the Company’s President, was elected to serve as a Member of the Management Committee.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”) pursuant to an Exploration and Option to Enter Joint Venture Agreement whereby Northern Vertex must spend an aggregate total of US$8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, Northern Vertex and Patriot Gold will form a 70/30 joint venture.

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

By May 31, 2010, the Company had incurred approximately $155,164 on exploration of the property. As of May 31, 2011, the Company had incurred an additional $82,158 in exploration expenditures. The total amount of exploration expenditures made on the Moss Property is $237,322.

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

Whiskey Property

The Company acquired the Whiskey Property on March 15, 2008.  .  The Company has made the $50,000 payment due on signing and the $50,000 due on March 15, 2009 but has not made the $50,000 payment due March 15, 2010.  By  December 21, 2010, the Company was to have incurred $200,000 on exploration but had incurred approximately $72,809 on exploration of the property, a shortfall of $127,191.   On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Whiskey Property to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Whiskey Property Option Agreement.

On December 21, 2010, the Company and its’ subsidiary chose to terminate the Whiskey Property Option Agreement by giving MinQuest written notice to terminate.  The Company and its’ subsidiary do not maintain any further rights, interests, or obligations in the property.

NK Property

The Company acquired the NK Property on March 15, 2008.
The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009 but has not made the $20,000 payment due March 15, 2010.  By December 21, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $24,050 on exploration of the property, a shortfall of $100,950.

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

Weepah Property

The Company acquired the Weepah Property on March 15, 2008.The Company has made the $20,000 payment due on signing and the $20,000 due on March 15, 2009, but has not made the $20,000 payment due March 15, 2010.    By December 21, 2010, the Company was to have incurred $125,000 on exploration but had incurred approximately $8,953 on exploration of the property, a shortfall of $116,047.

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

Imperial Property

On May 30, 2008, the Company acquired the rights to the Imperial Property. On July 1, 2008 the Company made a $20,000 property option payment to MinQuest which was the final option payment due under the Imperial Property Option Agreement.  By July 1, 2009 the Company was to incur an aggregate $223,056 in property expenditures to earn a 100% interest in the property. As of December 21, 2010,$19,477 has been  incurred leaving a shortfall of $203,579.

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

Results of Operations

The Twelve Months Ended May 31, 2011 compared to the Twelve Months Ended May 31, 2010

The Company had no revenues during the fiscal years ended May 31, 2011 and May 31, 2010 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2011 was $431,892 compared to $559,821 in fiscal 2010.   The net loss from operations decreased significantly in 2011 compared to 2010 largely due to a decrease in exploration expenses to $133,629 in 2011 from $266,302 in 2010, a decrease of $132,673. In 2011, there were no property option payments made whereas in 2010 there was $35,000.

General and administrative expenses were $298,263 in 2011 compared to $293,519 in 2010, an increase of $4,744.  The difference relates to higher  costs associated with the Company’s corporate development activities, countered with increased costs to consulting.

Interest income decreased to $1,300 in 2011 from $7,694 in 2010.  The decrease is largely due to lower average invested cash balances and a decrease in interest rates on invested cash balances.

During the year ended May 31, 2011, the company received $500,000 from the sale of mineral rights to a third party, which was recorded in “Other Income (Expense)”.

The Twelve Months Ended May 31, 2010 compared to the Twelve Months Ended May 31, 2009

The Company had no revenues during the fiscal years ended May 31, 2010 and May 31, 2009 because it was in the exploration state during such fiscal years. The net loss from operations for fiscal 2010 was $559,821 compared to $714,796 in fiscal 2009.   The net loss from operations decreased significantly in 2010 compared to 2009 largely due to a decrease in exploration expenses to $266,302 in 2010 from $386,192 in 2009, a decrease of $119,890.  A large portion of the difference in exploration expenses between 2010 and 2009 was the total amount of property option payments that were due.  In 2010, there was $35,000 of property option payments made, while in 2009 they totaled $140,000.

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

Liquidity and Capital Resources

We had total assets of $679,953 at May 31, 2011 consisting of cash of $660,778, prepaid expenses of $5,020 and reclamation deposits of $14,155.  We had total liabilities of $11,119 at May 31, 2011 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to May 31, 2012:

-	$200,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash provided by operations was $54,277 for the year ended May 31, 2011 while cash used in operations was $589,385 for 2010.  The increase in cash from operations for the year ended May 31, 2011 was due to cash received from the sale of mineral properties of $500,000, which caused the Company to have net income of $74,259 for the year ended May 31, 2011, compared to a net loss of $549,477 for the year ended May 31, 2010.  For the year ended May 31, 2011, the Company used cash of $19,962 to reduce accounts payable, while for the year ended May 31, 2010, the Company used cash of $34,908 to reduce accounts payable.

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

Investing activities in 2010 and 2011 were $nil .    There were no financing activities in either 2011 or 2010.

Going Concern Consideration

Management believes that the gross proceeds from the private placements and from the exercise of stock options will be sufficient to continue our planned activities until May 31, 2012, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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
Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer , Mr. Robert Coale.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended May 31, 2011, the Company reduced its staff and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2011, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2011 due to the following material weakness:

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	President, Chief Executive Officer, Secretary Treasurer, and Director	71	Oct. 13, 2005(1)
Jared Beebe	Director	60	September 5, 2008
Dennis Lance	Director	66	February 1, 2010

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director . Subsequently  on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and Mr. Duerr resigned as Director.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and has served as our President, Chief Executive Officer, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to present.   Mr. Coale has over 47 years of resource related business and management experience and is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems, including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.  Mr. Coale serves on the Board of Directors of Giant Oil & Gas Inc. from April, 2004; Rush Metals Corp. from September, 2008; and President of Tuffnell Ltd. From August, 2011, each of which is a publicly traded exploration company. Mr. Coale is also a Technical Advisor for Premium Exploration Inc. and a past Director of American Goldfields Inc. and Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp.  Mr. Coale is a Professional Engineer and holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

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

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  Other than a previous Shareholder Agreement with Mr. Coale, discussed below, there are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation

Mr. Robert Coale was first appointed as a Director on June 23, 2003 and on October 13, 2005. Mr. Coale was initially appointed as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary and reappointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer on October 18, 2010.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and resigned on October 18, 2010.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2011, the Company made total property payments of $nil to MinQuest related to property option payments.  For the twelve-months ended May 31, 2011 the Company paid Mr. Duerr an amount of $nil with respect to fees paid to Mr. Duerr for geological services rendered to the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2011 and 2010 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2011, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2011 and whose total compensation during the fiscal year ended May 31, 2011 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2011 and whose total compensation during the fiscal year ended May 31, 2011 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Herb Duerr(1)	2011	0	0	0	0	0	0	0	0
	2010	12,550	0	0	0	0	0	0	12,550
Robert Coale(2)	2011	11,081	0	0	0	0	0	0	11,0810
	2010	0	0	0	0	0	0	0	0

(1)	On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company. Mr. Duerr resigned from all positions on October 18, 2010.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2011.

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

(1) On July 25, 2003 Mr. Duerr was granted the right to purchase an aggregate of 40,000 common shares at an exercise price of $1.03 per option pursuant to the 2003 Stock Option Plan.  These options were fully vested and cancelled as of March 21, 2011.

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

Compensation of Directors

Mr. Beebe receives USD $500 per month for serving as a Director of the Company.  For the fiscal period ending May 31, 2011 a total of $6,000 was paid to Mr. Beebe.

Dennis Lance receives USD $500 per month for serving as a Director of the Company.  For the year ended May 31, 2011, the Company paid $6,000 (2010 - $2,000) pursuant to this Agreement.

Robert receives USD $500 per month for serving as a Director of the Company.  For the year ended May 31, 2011, the Company paid $11,081 (2010 - $2,500) pursuant to this agreement.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table lists, as of August 31, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,224,400 shares of Common Stock which are issued and outstanding as of August 31, 2011.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Robert D. Coale	6,300,000	(1)	24.0%
Almir Ramic	1,730,000	(2)	6.6%
Colin Bruce Worth	1,600,000	(3)	6.1%
Peak Geological Inc.	1,400,000		5.3%
Jared Beebe	-		*
Directors and Officers as a Group (3 individuals)	6,300,000		25.9%

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

Shareholders’ Agreement

Mr. Coale was a party to a Shareholder Agreement dated as of January 22, 2004. The agreement provided that for so long as the person holds any of the 3,000,000 shares received from Bruce Johnstone, the directors shall vote such shares to maintain three persons on our Board. Upon any vote to appoint representatives to the Board, each shareholder agreed that he shall vote his shares for the other two shareholders. If one of the three shareholders is no longer a shareholder, or if the Board or our shareholders decided to remove one of the Board members, or the shareholder no longer holds any of the 3,000,000 shares received from Mr. Johnstone, then the other two shareholders agreed to vote their shares together to either maintain the number of Board members as two or to nominate and appoint a third Board member. The agreement also provides that for all other matters in which shares are voted, the three shareholders shall vote their 3,000,000 shares together as determined by the decision of two of the three shareholders. These three shareholders had determined that such agreement would be beneficial in maintaining control among themselves over the shares that they had received from Mr. Johnstone.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related Party Transactions with Herb Duerr and MinQuest Inc.

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2011, the Company made total property payments of $nil to MinQuest related to property option payments for the Whiskey, NK, Weepah, and Imperial properties.  For the twelve-months ended May 31, 2011 the Company paid Mr. Duerr an amount of $nil with respect to fees paid to Mr. Duerr for geological services rendered to the Company.  Mr. Duerr resigned as President, Chief Executive Officer, Treasurer and Director on October 18, 2011.

Bruner and Vernal Property Option Agreement

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest the Company has the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.   Simultaneous with the execution and delivery of the Property Option Agreement, we paid MinQuest $12,500 and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date we have spent an aggregate of approximately $603,429 on exploration of the two properties which exceeds the $500,000 exploration requirement of the Agreement.

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

Related Party Transactions with Robert Coale

On March 10, 2006, we entered into a Stock Option Agreement with Robert Coale, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a Director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, each entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration  therefore,  Mr. Coale and our company  entered into a Buy-Back Option  Agreement,  pursuant to which Mr. Coale  granted to our company  the option  to  purchase  all  or  any  portion  of  the  6,000,000  shares  of  our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2011 and 2010 are set forth below:

	Fiscal year ending May 31, 2011	Fiscal year ending May 31, 2010
Audit Fees	$29,280	$27,300
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of May 31, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

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
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.
(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2011 AND 2010

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2011 and 2010	F - 2

Statements of Operations for the
Years Ended May 31, 2011 and 2010 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2011	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2011	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2011 and 2010 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2011	F – 12

Notes to Financial Statements	F - 14

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2011and 2010, and the related statements of operations and cash flows for the two years ended May 31, 2011 and 2010 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2011, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
September 13, 2011

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,	May 31,
	2011	2010
ASSETS:
Current Assets:
Cash	$660,778	$606,501
Prepaid Expenses	5,020	5,000
Total Current Assets	665,798	611,501
Reclamation Deposits (note 4)	14,155	14,155
Office Equipment, Net	—	—

Total Assets	$679,953	$625,656

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$11,119	$31,081

Total Current Liabilities	11,119	31,081

Stockholders’ Equity:
Preferred Stock, Par Value $.001
Authorized 20,000,000 shares,
No shares issued at May 31, 2011 and 2010	—	—
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 26,224,400 shares at
May 31, 2011 (May 31, 2010 – 26,224,400)	26,224	26,224
Paid-In Capital	26,381,625	26,381,625
Currency Translation Adjustment	(16,361)	(16,361)
Deficit Accumulated Since Inception of Exploration State	(25,681,572)	(25,755,831)
Retained Deficit	(41,082)	(41,082)

Total Stockholders’ Equity	668,834	594,575

Total Liabilities and Stockholders’ Equity	$679,953	$625,656

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,		Exploration
	2011	2010	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mining Costs	133,629	266,302	3,775,174
General and Administrative	298,263	293,519	22,866,065

Net Loss from Operations	(431,892)	(559,821)	(26,641,239)

Other Income (Expense)
Interest	1,300	7,694	455,096
Currency Exchange	4,851	2,650	4,571
Sale of Mineral Rights	500,000	—	500,000

Net Other Income (Expense)	506,151	10,344	959,667

Net Loss	$74,259	$(549,477)	$(25,681,572)

Basic and Diluted loss per
Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding
Basic	26,224,400	26,224,400
Diluted	29,980,400	30,160,400

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance May 31, 2009	—	$—	26,224,400	$26,224	$26,381,625	$—	$(16,361)	$(41,082)	$(25,206,354)

Net Loss	—	—	—	—	—	—	—	—	(549,477)

Balance May 31, 2010	—	—	26,224,400	26,224	26,381,625	—	(16,361)	(41,082)	(25,755,831)

Net Loss	—	—	—	—	—	—	—	—	74,259

Balance May 31, 2010	—	$—	26,224,400	$26,224	$26,381,625	$—	$(16,361)	$(41,082)	$(25,681,572)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Year Ended		Inception of
	May 31,	May 31,	Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$74,259	$(549,477)	$(25,681,572)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	—	—	5,003,484
Stock Issued for Services	—	—	16,267,500
Depreciation	—	—	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(20)	(5,000)	(5,020)
Increase (Decrease) in Accounts Payable	(19,962)	(34,908	4,876

Net Cash Used in Operating Activities	54,277	(589,385)	(4,406,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	—	—	(4,193)
Reclamation Deposits	—	—	(14,155)
Net Cash Used in Investing Activities	—	—	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	—	5,105,825
Redemption of Common Shares	—	—	(30,000)
Proceeds from Contributed Capital	—	—	9,840

Net Cash Provided by Financing Activities	—	—	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	54,277	(589,385)	660,778
Cash and Cash Equivalents
at Beginning of Period	606,501	1,195,886	—
Cash and Cash Equivalents
at End of Period	$660,778	$606,501	$660,778

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

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2011. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since June 1, 2000 the Company has been in the exploration state.  The Company has not realized any revenue from its present operations. However, during the year ended May 31, 2011, the Company incurred a net operating gain of $74,259 as a result of a nonrefundable payment of $500,000 made by Idaho State Gold Company, LLC pursuant to the terms of the Exploration and Option to Enter Joint Venture Agreement Moss Mine Project. The Company has an accumulated deficit of $25,681,572 at May 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of May 31, 2011, the company has outstanding options and warrants of 300,000 and 3,456,000, respectively all of which are currently exercisable.  As of May 31, 2010, the company had outstanding options and warrants of 480,000 and 3,456,000, respectively all of which were exercisable.

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

Stock Options

Effective June 1, 2006, the company adopted the provisions of ASC 505 and 718 (formerly SFAS No. 123(R)). ASC 505 and 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 505 and 718 (formerly SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123)), as amended.   No stock options were granted to employees during the years ended May 31, 2011 or 2010 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended May 31, 2011 or 2010.  In addition, no compensation expense is required to be recognized under provisions of ASC 505 and 718 with respect to employees.

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

During the year ended May 31, 2011 or 2010 no stock options were granted to non-employees.  Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at May 31, 2011 or 2010.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2011 and 2010.

Office Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	May 31,
	2011	2010

Equipment	$645	$645
Furniture	3,548	3,548
	4,193	4,193
Less accumulated depreciation	(4,193)	(4,193)

Total	$-	$-

Depreciation expense of $nil (2010 - $nil) has been recorded for each of the respective year ended May 31, 2011.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Adoption of this new guidance did not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

NOTE 5 - INCOME TAXES

As of May 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,889,285 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:
	2011	2010
Loss carry-forwards	$3,022,000	$	,3,043,000
Less: Valuation allowance	(3,022,000)		(3,043,000)
Deferred tax asset recognized	$-		$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2010 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:
	2011	2010
Computed “expected” tax benefit (liability)	$(21,000)	$187,000
Change in Valuation Allowance	21,000	(187,000)
Income tax provision	$-	$-

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

Interest costs related to unrecognized tax benefits, if any, would be classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2011. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2011:

United States (a)	2007 – Present

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

NOTE 8 - RELATED PARTY TRANSACTIONS

On September 12, 2008 Mr. Herb Duerr was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company.  Mr. Duerr is also an Officer of MinQuest Inc (“MinQuest”).  All of the Company’s mineral properties have either been directly or indirectly optioned from MinQuest.  All exploration work undertaken on any of the Company’s properties will be at the direction and discretion of the Company.   For the year ended May 31, 2011, the Company made total property payments of $nil to MinQuest related to property option payments.  Included in the net loss for twelve-months ended May 31, 2011 is an amount of $12,550 with respect to fees paid to Mr. Duerr for geological services rendered to the Company.  On October 18, 2010, Mr. Herb Duerr resigned as President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its’ subsidiary.  Thereafter, on October 18, 2010, Robert Coale was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company and its’ subsidiary.

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

On May 26, 2003, the Board of Directors approved a stock option plan whereby 2,546,000 common shares have been set aside for employees and consultants to be distributed at the discretion of the Board of Directors. On September 22, 2003, the Board of Directors amended the stock option plan to allow 3,000,000 additional options. As of May 31, 2011 4,755,000 stock options have been granted to various directors and consultants for an exercise price ranging from $.05 to $1.50 per share. An additional 791,000 remain available to be granted under the 2003 Plan. In most cases the fair value of the stock issued was higher than the exercise price. Compensation expense of $4,892,401 has been recorded in connection with the granting of the stock options as of May 31, 2004. No options have been granted under the 2003 Plan subsequent to May 31, 2004.

On November 18, 2005, the Board of Directors approved the 2005 stock option plan whereby 2,000,000 common shares have been set aside under the plan. For the year ended May 31, 2006, 200,000 were granted to various directors and consultants for an exercise price of $0.25 per share. No options were granted under the 2005 Plan during the years ended May 31, 2011 or 2010. The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2006. The following assumptions were made:

Risk Free Rate	4.24%
Expected Life of Option	10 years
Expected Volatility of Stock (Based on Historical Volatility)	80.43%
Expected Dividend yield of Stock	0.00

The following table sets forth the options outstanding under the 2003 Plan as of May 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	506,000	385,000	$0.26
Options granted	-	-	-
Options cancelled	205,000	(205,000)	0.07
Options exercised	-	-	-
Balance, May 31, 2010	711,000	180,000	0.49
Options granted	-	-	-
Options cancelled	80,000	(80,000)	1.03
Options exercised	-	-	-
Balance, May 31, 2011	791,000	100,000	$0.05

The following table sets forth the options outstanding under the 2005 Plan as of May 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2009	1,000,000	1,000,000	$0.25
Options granted	-	-	-
Options cancelled	700,000	(700,000)	0.25
Options exercised	-	-	-
Balance, May 31, 2010	1,700,000	300,000	0.25
Options granted	-	-	-
Options cancelled	100,000	(100,000)	0.25
Options exercised	-	-	-
Balance, May 31, 2011	1,800,000	200,000	$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at May 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	2.33	$ 0.05	100,000	$ 0.05
$ 0.25	200,000	5.08	$ 0.25	200,000	$ 0.25
	300,000		$ 0.18	300,000	$ 0.18

The aggregate intrinsic value of stock options outstanding at May 31, 2011 was $4,500 and the aggregate intrinsic value of stock options exercisable at May 31, 2011 was $4,500. No stock options were exercised in 2011. As of May 31, 2011 all stock options had vested and as a result, there was no unrecognized compensation expense.

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

On May 26, 2010 the Warrant Expiration Date was extended  from November 27, 2011 to November 27, 2013 with respect to to the Class A, Class B, Class C and Class D Warrants

The following table sets forth common share purchase warrants outstanding as of May 31, 2011:

Warrants Outstanding
Balance, May 31, 2010 and 2009	3,456,000
Warrants granted	-
Warrants expired	-
Balance, May 31, 2011	3,456,000

The following table lists the common share warrants outstanding at May 31, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	2.50	864,000	$ 1.40
864,000	$ 1.45	2.50	864,000	$ 1.45
864,000	$ 1.50	2.50	864,000	$ 1.50
864,000	$ 1.55	2.50	864,000	$ 1.55
3,456,000			3,456,000

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

NOTE 12 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2011, there are no preferred shares outstanding.

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

On April 16, 2010 the Company entered into an Assignment Agreement, with its wholly owned subsidiary, Provex Resources Inc. (Provex), to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties; to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement.

To May 28, 2010 the Company and its’ subsidiary has made all of its property option payments with the payment on July 25, 2007 being the final payment due under the property option agreement for the Bruner and Vernal properties.  By July 25, 2008, we were to have incurred $500,000 on exploration.  To May 28, 2010 the Company and its’ subsidiary has incurred approximately $603,429 on exploration of the two properties.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Expansion Property (described below).  Pursuant to the Assignment Agreement, Canamex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Bruner Expansion Property Option Agreements.

Bruner Expansion Property

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

On April 16, 2010 the Company entered into an Assignment Agreement, with our wholly owned subsidiary, Provex Resources Inc. (Provex), to assign the exclusive option to an undivided right, title and interest in the Bruner Expansion properties, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Expansion Property Option Agreement.

To May 28, 2010 the Company and it’s subsidiary has made all of its’ property option payments with respect to the Bruner Expansion Property Option Agreement.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) to acquire up to a 75% undivided interest in the Bruner and Bruner Expansion Property.  Pursuant to the Assignment Agreement, Canamex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Bruner Expansion Property Option Agreements.

Moss Property

The Moss Property consists of 104 unpatented claims and 15 patented claims. The property has been acquired from various individuals and on various dates as noted below.

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

On March 4, 2004, the Company signed an agreement that allowed it to acquire a 100 percent interest in 104 unpatented claims contiguous to the 15 patented claims at the Moss Property. The Company acquired these claims from MinQuest for a one time lease fee of $50,000. The fee of $50,000 was paid on July 7, 2004.

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

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC (ISGC), whereby the Corporation will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.  The terms require the establishment of a Management Committee in which Robert Coale, the Company’s President, was elected to serve as a Member of the Management Committee.  A nonrefundable payment of five hundred thousand dollars ($500,000) was made by ISGC, to the Company.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”) pursuant to an Exploration and Option to Enter Joint Venture Agreement whereby Northern Vertex must spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, Northern Vertex and Patriot Gold will form a 70/30 joint venture.

Margarita Property

Subsequent to the completion of a drill program on the Margarita Property, the Company terminated its option under the property option agreement and does not currently have any interest in the Margarita Property.

Imperial, Whisky, NK, and Weepah Properties

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

NOTE 15 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through September 13, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2011 to September 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: September 13, 2011	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	September 13, 2011

/s/ Jared Beebe Jared Beebe	Director	September 13, 2011

/s/ Dennis Lance Dennis Lance	Director	September 13, 2011