Form 10-Q
period 2011-08-31
PATRIOT GOLD CORP
filed 2011-10-24
CIK 1080448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of October 24, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2011	2011
ASSETS
Current assets
Cash	$580,956	$660,778
Prepaid expenses	20	5,020
Total current assets	580,976	665,798

Reclamation Deposits	14,155	14,155

Total assets	$595,131	$679,953

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$43,497	$11,119
Total current liabilities	43,497	11,119

Stockholders' equity
Preferred stock, par value $.001
authorized 20,000,000 shares,
no shares issued at August 31, 2011 or May 31, 2011	-	-
Common stock, par value $.001
authorized 100,000,000 shares,
issued 26,224,400 shares at
August 31, 2011 and May 31, 2011	26,224	26,224
Additional paid-in capital	26,381,625	26,381,625
Currency translation adjustment	(16,361)	(16,361)
Deficit accumulated since inception of exploration state	(25,798,772)	(25,681,572)
Retained deficit	(41,082)	(41,082)
Total stockholders' equity	551,634	668,834

Total liabilities and stockholders' equity	$595,131	$679,953

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.
(An exploration State Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2011	2010	State

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross margin	-	-	-

Expenses
Mineral costs	33,104	90,151	3,808,278
General and administrative	82,562	52,507	22,948,627

Net loss from operations	(115,666)	(142,658)	(26,756,905)

Other income (E\expense)
Interest	75	629	455,171
Currency exchange	(1,609)	(1,920)	2,962
Sale of mineral rights	-	-	500,000
Net other income (expense)	(1,534)	(1,291)	958,133

Net loss	$(117,200)	$(143,949)	$(25,798,772)

Basic & Diluted loss per share	(0.00)	(0.01)

Weighted Average Shares Outstanding	26,224,400	26,224,400

(The accompnaying notes are an integral part of these financial satements)

PATRIOT GOLD CORP.
(An exploration State Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(117,200)	$(143,949)	$(25,798,772)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	-	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	5,000	(145)	(20)
Increase (Decrease) in Accounts Payable	32,378	5,839	37,254
Net cash flows from operating activities	(79,822)	(138,255)	(4,486,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)
Net cash flows from intesting activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840
Net cash flows from financing activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(79,822)	(138,255)	580,956
Cash and Cash Equivalents
at Beginning of Period	660,778	606,501	-
Cash and Cash Equivalents
at End of Period	$580,956	$468,246	$580,956

PATRIOT GOLD CORP.
(An exploration State Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Three Months Ended		Inception of
	August 31,		Exploration
	2011	2010	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Settlement of Subscription Receivable
by the
Cancellation of Common Stock	$-	$-	$79,000

(The accompanying nates are an integral part of these financial statements)

Patriot Gold Corp.
(An Exploration State Company)
Consolidated Notes to Financial Statements
As of August 31, 2011

NOTE 1 – NATURE OF BUSINESS

Patriot Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada on November 30, 1998.  The Company is engaged exploration and mining with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. The Company’s primary focus in the natural resource sector is gold. The Company is currently undertaking exploration programs in Arizona and Nevada.

On April 16, 2010, the Company caused the incorporation of a wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of the State of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; the NK, Weepah Hills and the Whiskey Flat projects; the Imperial property; and the Bruner Expansion property.  Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under these property agreements.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities

On December 21, 2010, the Company chose to terminate the Whiskey, NK, Weepah and Imperial Property Option Agreements by providing written notice to terminate.  The Company does not maintain any further rights, interests, or obligations in these properties.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Since June 1, 2000, the time when the Company entered into the mineral extraction  industry, the Company has been in the exploration state. The Company has not realized any revenue from its present operations.  During the quarter ended August 31, 2011, the Company incurred a net operating loss of $117,200.  During the year ended May 31, 2011, the Company incurred a net operating gain of $74,259 as a result of a nonrefundable payment of $500,000 made by Idaho State Gold Company, LLC pursuant to the terms of the Exploration and Option to Enter Joint Venture Agreement Moss Mine Project. As of August 31, 2011, the Company had an accumulated deficit of $25,798,772.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Provex. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany transactions and balances have been eliminated in the consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended May 31, 2011, included in the Company's current report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2011. All normal recurring adjustments necessary for the fair presentation of the results for the interim periods are reflected herein. The results for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year ending May 31, 2012.

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

Loss per Share

Basic earnings per share is calculated using the weighted-average outstanding common shares. Diluted earnings per share is calculated using the weighted-average outstanding common shares plus the number of common shares that would be issued assuming the exercise of all potentially dilutive commons shares outstanding under the treasury stock method.  The treasury stock method assumes proceeds received are used to reduce the dilutive effect of common stock equivalents.

As of August 31, 2011 and 2010, dilutive common stock equivalents included 300,000 and 480,000 stock options, respectively, (see “Note 5: Stock Options” for further information) and 3,456,000 warrants (see “Note 6:  Warrants” for further information), which are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities, at August 31, 2011 and May 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

From time to time, new accounting guidance is issued by FASB that the Company adopts as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In June 2011, the FASB updated its guidance to make the presentation of comprehensive income more prominent in financial statements. The updated guidance requires companies to present net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. Presentation in the statement of stockholders’ equity will no longer be permitted. These updates will become effective for the Company for interim and annual periods beginning in 2012, with early adoption permitted. The Company is still in the process of evaluating the manner in which it will implement this guidance.

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property. As part of the application process, the Company was required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program. In addition, as part of the Company’s acquisition of the Margarita and Imperial Properties the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation, the Company will receive a refund of the deposits.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2003 Stock Option Plan, in May 2003, which reserved 5,546,000 (amended) shares of common stock and adopted the 2005 Stock Option Plan in November 2005 which reserved an additional 2,000,000 shares of common stock for a total of 7,546,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors.  In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

The following table sets forth the options outstanding under the 2003 Plan as of August 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2011	791,000	100,000	$0.05
Option granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance August 31, 2011	791,000	100,000	$0.05

The following table sets forth the options outstanding under the 2005 Plan as of August 31, 2011:

	Available for Grant	Options Outstanding		Weighted Average Exercise Price
Balance, May 31, 2011	1,800,000	200,000		$0.25
Options granted	-	-		-
Options cancelled	-	-		-
Options exercised	-		-	-
Balance, August 31, 2011	1,800,000	200,000		$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at August 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	1.83	$ 0.05	100,000	$ 0.05
$ 0.25	200,000	4.58	$ 0.25	200,000	$ 0.25
	300,000		$ 0.18	300,000	$ 0.18

The aggregate intrinsic value of stock options outstanding at August 31, 2011 was $3,000 and the aggregate intrinsic value of stock options exercisable at August 31, 2011 was $3,000. No stock options were exercised during the three month period ended August 31, 2011. As of August 31, 2011 all stock options had vested and as a result, there was no unrecognized compensation expense.

NOTE 6 - WARRANTS

On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. All warrants are exchangeable for one share of the Company’s common stock.  The original exercise period was as follows: Class A warrants were exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants were exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants were exercisable on November 27, 2006 an at exercise price of $1.50; and the Class D warrants were exercisable on November 27, 2007 at an exercise price of $1.55. On May 26, 2010 the Warrant Expiration Date was extended from November 27, 2011 to November 27, 2013 with respect to the Class A, Class B, Class C and Class D Warrants.

The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants. The warrants were determined to have no value at the time of their issuance. The warrants were issued to three non-US residents.

The following table sets forth common share purchase warrants outstanding as of August 31, 2011:

Warrants Outstanding
Balance, May 31, 2011	3,456,000
Warrants granted	-
Warrants expired	-
Balance, August 31, 2011	3,456,000

No warrants were exercised during the three month period ended August 31, 2011.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized a total of 20,000,000 shares of preferred stock with a par value of $.001. As of August 31, 2011, there were no preferred shares outstanding.

The Company has authorized a total of 100,000,000 shares of common stock with a par value of $.001. As of August 31, 2011, there were 26,224,400 shares of common stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all events occurring after August 31, 2011, the date of the most recent balance sheet for possible adjustment to the financial statements or disclosures through the date these financial statements were made available.  Management has concluded that there are no significant or material transactions to be reported.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of the Company, which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

The Company was incorporated under the laws of the State of Nevada on November 30, 1998.  The Company operated from incorporation through approximately May 31, 2000 in the production of ostrich meat.  On June 1, 2000, the Company ceased operations.  On June 11, 2003, the Company changed its name to Patriot Gold Corp. and became a natural resource exploration company and is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Upon location of a commercial minable reserve, the Company expects to actively pursue development alternatives.

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

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require in the future will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing may not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that any required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have acquired several properties and we have several properties under option. We have already conducted various kinds of exploration on these properties, including mapping, sampling, surveying and drilling, and we expect to conduct further exploration of these properties. There has been no indication as yet that recoverable ore deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Exploration Programs

Bruner and Vernal Properties

Pursuant to the Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.

In order to earn a 100% interest in these two properties, option payments totaling $92,500 payable over a four year period and exploration expenditures totaling $500,000 payable over five year period were required.  The Company fulfilled both of these obligations within the terms of the Agreement. For the three month period ended August 31, 2011, the Company incurred $10,752 in exploration costs related to these properties. Since the inception of this Agreement, the Company has incurred $92,500 in property option costs and $521,681 in exploration costs for a total of $614,181 related to these properties.

All mining interests in the property are subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

Pursuant to the Property Option Agreement, the Company has a one-time option to purchase up to 2% of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. The Company must exercise its option 90 days following the completion of a feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

On April 16, 2010 the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc. (“Provex”) to assign the exclusive option of an undivided right, title and interest in the Bruner and Vernal Property to Provex. Pursuant to the Agreement, Provex assumed the rights and agreed to perform all of the duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement.

On May 28, 2010 the Company entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) for Canamex to acquire up to a 75% undivided interest in the original Bruner Property and the Bruner Property Expansion described below. Upon the completion of the terms of the Agreement, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement.

Bruner Property Expansion

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and mill sites located in Nye County, Nevada (the “Property”). According to the terms of the Agreement the Company must make annual property option payments each year on April 1 as follows:

Property Option Payments
2009	$30,000
2010	35,000
2011	40,000
2012	45,000
2013	50,000
2014	55,000
2015	60,000
2016	1,185,000
Total	$1,500,000

Upon completing these payments, the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.  The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims.  The Company paid the 2009 and 2010 property option payments for a total of $65,000.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex, to assign the exclusive option to an undivided right, title and interest in the Bruner Property Expansion to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner Property Expansion Option Agreement.

On May 28, 2010, the Company entered into an exclusive right and option agreement with Canamex for them to acquire up to a 75% undivided interest in the Bruner and Bruner Property Expansion.  Pursuant to the Assignment Agreement, Canamex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Bruner Property Expansion Option Agreements.  In accordance with the Assignment Agreement, Canamex is responsible for paying the remainder of the property option payments.

Moss Property

The Moss Property consists of 104 unpatented claims and 15 patented claims. The property is located in Mohave County, Arizona. The property has been acquired from various individuals and on various dates between November 2003 and January 2005.  The costs have been expensed to mining costs on the Consolidated Statement of Operations during the periods incurred.  The Moss Property agreements do not require on-going property payments or minimum annual exploration expenditures.

For the three month period ended August 31, 2011, the Company incurred $21,183in exploration costs for these properties. Since the inception of these Agreements, the Company has incurred $876,990 in exploration expenses and $775,000 in option and acquisition costs related to these properties for a total of $1,651,990.

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

Results of Operations

We did not earn any revenues during the three months ended August 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months ended August 31, 2011, we incurred a net loss of $117,200 compared to a net loss of $143,949 for the comparative period in 2010.  Our year to date net loss for 2011 has decreased over 2010 due to lower exploration costs partially offset by higher administrative expenses.  For the three months ended August 31, 2011, exploration costs were $33,104 compared to $90,151 in the same period in 2010.  During 2011, exploration expenditures were mainly due to claim payments whereas in 2010 the Company commenced a drill program on the Moss property.

General and administrative costs increased to $82,562 for the three months ended August 31, 2011 from $52,507 in the comparative period in 2010.  The increase relates to higher costs associated with consulting fees.  Interest income has decreased to $75 in the three months ended August 31, 2011 from $629 in the comparative period in 2010 due to lower average cash balances and lower interest rates.

Liquidity and Capital Resources

We had cash of $580,956 as of August 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$300,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash flows used in operating activities during the three months ended August 31, 2011 was $79,822 compared to $138,255 during the three months ended August 31, 2010.   The decrease was due to a smaller net loss in the three months ended August 31, 2011 of $117,200 compared to the net loss of $143,949 in the three months ended August 31, 2010 combined with a by a significant increase in  accounts payable in 2011 compared to 2010.  In the three months ended August 31, 2011 the accounts payable increased by $32,378 compared to $5,839 for the same period in 2010.  There were no financing activities for either the three months ended August 31, 2011 or 2010.

There were no investing activities for the three months ended August 31, 2011 or 2010.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,798,772 for the period from June 1, 2000 (inception of exploration state) to August 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended August 31, 2011.

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

Date: October 24, 2011 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President