Form 10-Q
period 2011-11-30
PATRIOT GOLD CORP
filed 2012-01-17
CIK 1080448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,224,400 shares of common stock, $0.001 par value, issued and outstanding as of January 6, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2011	2011
ASSETS
Current assets
Cash	$404,893	$660,778
Prepaid expenses	33	5,020
Total current assets	404,926	665,798

Reclamation Deposits	14,155	14,155

Total assets	$419,081	$679,953

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$3,627	$4,222
Accounts payable - related party	5,879	6,897
Total current liabilities	9,506	11,119

Stockholders' equity
Preferred stock, par value $.001
authorized 20,000,000 shares,
no shares issued at November 30, 2011 or May 31, 2011	-	-
Common stock, par value $.001
authorized 100,000,000 shares,
issued 26,224,400 shares at
November 30, 2011 and May 31, 2011	26,224	26,224
Additional paid-in capital	26,381,625	26,381,625
Currency translation adjustment	(16,361)	(16,361)
Deficit accumulated since inception of exploration state	(25,940,831)	(25,681,572)
Retained deficit	(41,082)	(41,082)
Total stockholders' equity	409,575	668,834

Total liabilities and stockholders' equity	$419,081	$679,953

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					Cumulative
					Since
					June 1, 2000
	For the Three Months Ended		For the Six Months Ended		Inception of
	November 30,		November 30,		Exploration
	2011	2010	2011	2010	State

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-

Gross margin	-	-	-	-	-

Expenses
Mineral costs	5,185	4,476	38,289	94,625	3,813,463
General and administrative	142,023	83,909	224,585	136,416	23,090,650

Net loss from operations	(147,208)	(88,385)	(262,874)	(231,041)	(26,904,113)

Other income (expense)
Interest	54	491	129	1,119	455,225
Currency exchange	5,095	3,317	3,486	1,396	8,057
Optioning of mineral rights	-	-	-	-	500,000
Net other income (expense)	5,149	3,808	3,615	2,515	963,282

Net loss	$(142,059)	$(84,577)	$(259,259)	$(228,526)	$(25,940,831)

Basic & Diluted loss per share	(0.01)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	26,224,400	26,224,400	26,224,400	26,224,400

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			June 1, 2000
	For the Six Months Ended		Inception of
	November 30,		Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(259,259)	$(228,526)	$(25,940,831)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	-	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	4,987	-	(33)
Increase (Decrease) in Accounts Payable	(1,613)	3,100	3,263
Net cash flows from operating activities	(255,885)	(225,426)	(4,662,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)
Net cash flows from investing activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840
Net cash flows from financing activities	-	-	5,085,665

Net (Decrease) Increase in
Cash and Cash Equivalents	(255,885)	(225,426)	404,893
Cash and Cash Equivalents
at Beginning of Period	660,778	606,501	-
Cash and Cash Equivalents
at End of Period	$404,893	$381,075	$404,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Settlement of Subscription Receivable
by the Cancellation of Common Stock	$-	$-	$79,000

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.
(An Exploration State Company)
Consolidated Notes to Financial Statements
As of November 30, 2011

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

Since June 1, 2000, the time when the Company entered into the mineral extraction industry, the Company has been in the exploration state. The Company has not realized any revenue from its present operations.  During the six month period ended November 30, 2011, the Company incurred a net operating loss of $259,259.  During the year ended May 31, 2011, the Company incurred a net operating gain of $74,259 as a result of a nonrefundable payment of $500,000 made by Idaho State Gold Company, LLC pursuant to the terms of the Exploration and Option to Enter Joint Venture Agreement Moss Mine Project. As of November 30, 2011, the Company had an accumulated deficit of $25,940,831.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Provex. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Intercompany transactions and balances have been eliminated in the consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended May 31, 2011, included in the Company's current report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2011. All normal recurring adjustments necessary for the fair presentation of the results for the interim periods are reflected herein. The results for the three and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for the full year ending May 31, 2012.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

As of November 30, 2011 and 2010, dilutive common stock equivalents included 300,000 and 480,000 stock options, respectively, (see “Note 6: Stock Options” for further information) and 3,456,000 warrants (see “Note 7:  Warrants” for further information), which are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities, at November 30, 2011 and May 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 5 – RECLAMATION DEPOSITS

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

NOTE 6 - STOCK OPTIONS

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

The following table sets forth the options outstanding under the 2003 Plan as of November 30, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2011	791,000	100,000	$0.05
Option granted	-	-	-
Options cancelled	-	-	-
Options exercised	-	-	-
Balance November 30, 2011	791,000	100,000	$0.05

The following table sets forth the options outstanding under the 2005 Plan as of November 30, 2011:

	Available for Grant	Options Outstanding		Weighted Average Exercise Price
Balance, May 31, 2011	1,800,000	200,000		$0.25
Options granted	-	-		-
Options cancelled	-	-		-
Options exercised	-		-	-
Balance, November 30, 2011	1,800,000	200,000		$0.25

The following table summarizes information concerning outstanding and exercisable common stock options under the 2003 and 2005 Plans at November 30, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.05	100,000	1.56	$ 0.05	100,000	$ 0.05
$ 0.25	200,000	4.28	$ 0.25	200,000	$ 0.25
	300,000		$ 0.18	300,000	$ 0.18

The aggregate intrinsic value of stock options outstanding at November 30, 2011 was $nil  and the aggregate intrinsic value of stock options exercisable at November 30, 2011 was $nil. No stock options were exercised during the six month period ended November 30, 2011. As of November 30, 2011 all stock options had vested and as a result, there was no unrecognized compensation expense.

NOTE 7 - WARRANTS

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

The following table sets forth common share purchase warrants outstanding as of November 30, 2011:

Warrants Outstanding
Balance, May 31, 2011	3,456,000
Warrants granted	-
Warrants expired	-
Balance, November 30, 2011	3,456,000

No warrants were exercised during the three or six month period ended November 30, 2011.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized a total of 20,000,000 shares of preferred stock with a par value of $.001. As of November 30, 2011, there were no preferred shares outstanding.

The Company has authorized a total of 100,000,000 shares of common stock with a par value of $.001. As of November 30, 2011, there were 26,224,400 shares of common stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated all events occurring after November 30, 2011, the date of the most recent balance sheet for possible adjustment to the financial statements or disclosures through the date these financial statements were made available. Management has concluded that there are no significant or material transactions to be reported.

ITEM 2.  Management’s Discussion and Analysis of Plan of Operations.

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

In order to earn a 100% interest in these two properties, option payments totaling $92,500 payable over a four year period and exploration expenditures totaling $500,000 payable over five year period were required.  The Company fulfilled both of these obligations within the terms of the Agreement. For the six month period ended November 30, 2011, the Company incurred $12,544 in exploration costs related to these properties. Since the inception of this Agreement, the Company has incurred $92,500 in property option costs and $523,473 in exploration costs for a total of $615,973 related to these properties.

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

For the six month period ended November 30, 2011, the Company incurred $24,577 in exploration costs for these properties. Since the inception of these Agreements, the Company has incurred $880,384 in exploration expenses and $775,000 in option and acquisition costs related to these properties for a total of $1,655,384.

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

Results of Operations

We did not earn any revenues during the three or six months ended November 30, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three and six months ended November 30, 2011, we incurred a net loss of $142,059 and $259,259, respectively, compared to a net loss of $84,577 and $228,526 for the comparative period in 2010.  Our year to date net loss for 2011 has increased over 2010 due to higher general and administrative costs..

For the three months ended November 30, 2011, exploration costs were $5,185 compared to $4,476 in the same period in 2010.  For both periods, exploration expenditures were mainly due to claim payments .  For the six months ended November 30, 2011, exploration costs were $38,289 compared to $94,625 for the same period in 2010.  The decrease is due to entering into an exploration and option agreement whereby the other party has committed to certain exploration expenditures.

General and administrative costs increased to $142,023 for the three months ended November 30, 2011 from $83,909 in the comparative period in 2010.  Interest income has decreased to $129 in the six months ended November 30, 2011 from $1,119 in the comparative period in 2010 due to lower average cash balances and lower interest rates.

Liquidity and Capital Resources

We had cash of $404,893 as of November 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$375,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash flows used in operating activities during the six months ended November 30, 2011 were $255,885 compared to $225,426 during the six months ended November 30, 2011.    The increase was due to a larger net loss in the six months ended November 30, 2011 of $259,259 compared to the net loss of $228,526 in the six months ended November 30, 2010.  There were no financing activities for either the six months ended November 30, 2011 or 2010.

There were no investing activities for the six months ended November 30, 2011 or 2010.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,940,831 for the period from June 1, 2000 (inception of exploration state) to November 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer.

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

None.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended November 30, 2011.

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

Date: January 17, 2012 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President