Form 10-K
period 2012-05-31
PATRIOT GOLD CORP
filed 2012-08-29
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012
Commission file number: 0--32919

PATRIOT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D165
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2011 was approximately $1,016,220.

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2012 was 26,224,400 shares.

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

On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. In June, 2003, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing the name of our Company to Patriot Gold Corp. and moving the Company into its current business of natural resource exploration and mining. On June 17, 2003, we adopted a new trading symbol- PGOL- to reflect the name change. The Company has been in the resource exploration and mining business since June, 2003.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources Inc., (“Provex”) under the laws of Nevada.

On April 16, 2010 the Company entered into an Assignment Agreement, with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties and the Bruner Expansion property, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) whereby Canamax may earn up to 75% in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon the Company will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Property, Mohave County, Arizona.

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

By May 31, 2012, the Company had incurred approximately $82,158 on exploration of the property. As of May 31, 2012, the Company had incurred an additional $45,455 in exploration expenditures. The total amount of exploration expenditures made on the Moss Property is $282,777.

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

Financing

There were no fund raising activities undertaken by the Company during the fiscal year ended May 31, 2012.  Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months.  Therefore, current cash on hand is not sufficient to fund planned operations for 2012.  Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

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

Employees

We have commenced only limited operations since moving into the natural resource exploration field in 2003. Currently, we have no full time employees. Our officers and  directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010, the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; and the Bruner Property Expansion to Provex. Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) whereby Canamax may earn up to 75%  undivided interest in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon the Company will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.

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

Our Directors and Officers work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ employment and affiliations with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

3. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties in Arizona and Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

4. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the early stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

5. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

6. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

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

7. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

8. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the early stages of our business, Mr. Coale will not be spending all of his time working for the Company. Mr. Coale will expend enough time to undertake the work programs that have been approved by the Company.  Later, if the demands of our business require additional time from Mr. Coale, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Coale to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Coale’s other interests increase. Competing demands on Mr. Coale’s time may lead to a divergence between his interests and the interests of our shareholders.

Risks Related To Legal Uncertainty and Regulations

9.  As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Properties.

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 3651 Lindell Road, Suite D165 Las Vegas, Nevada, 89103.  Management believes that our office space is suitable for our current needs.

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

Bruner and Vernal Properties

Map of our Bruner and Vernal properties located in Central Western Nevada.

Acquisition of Interests

Pursuant to a Property Option Agreement, dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.  Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western central Nevada.  In September, 2008 the Company expanded the Bruner position from 16 unpatented mining claims to 51 unpatented mining claims.  This brought the total number acres at Bruner under the Company’s control to 1,020 acres at that time.  Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of this Property Option Agreement.

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

On July 25, 2003, we paid MinQuest $12,500 with respect to the properties, and we owed an additional $80,000 which was due in four equal annual installments commencing on July 25, 2004. With the approval of MinQuest, we paid the first installment on August 27, 2004 and we paid the second installment on September 20, 2005.  On July 25, 2006 and 2007 respectively we made the third and fourth installments of $20,000.  The payment made on July 25, 2007 was the final payment due under the property option agreement for the Bruner and Vernal properties.  To date, the Company we have spent an aggregate of approximately $617,820 on exploration of the two properties which exceeds the $500,000 exploration requirement of the Agreement.

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

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) whereby Canamax may earn up to 75% undivided interest in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon the Company will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.   Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement.

Bruner Property Expansion

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada (referred to herein as the “Bruner Property Expansion”). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s

1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.

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

On May 28, 2010 Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) whereby Canamax may earn up to 75% undivided interest in the Bruner Property Expansion properties. Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supercede the current agreement.

Bruner Properties

Description and Location of the Bruner Properties

The Bruner Property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. We now hold the property via 59 unpatented mining claims (1,020 acres) and 28 patented claims (477.655 acres). Canamex has subsequently added 21 new unpatented claims to the northern end of the Bruner Property which are now part of the aforementioned May 28, 2010 option agreement with Canamex and the area of interest.

Exploration History of the Bruner Properties

The original operators at the Bruner Properties were varied. Prospecting at the property began in the early 1900’s and underground mining began in 1920.  Mining on several of the veins located within the property occurred up to 1949 producing over 58,500 gold equivalent ounces.  The average gold to silver ratio from the Penelas mine was 1:4.5 for recorded production from 1935 to 1942.  Modern exploration of the property began in 1979 and included the following work:

☐	In 1983, Kennecott Minerals Company drilled fifteen RC (reverse circulation drilling) holes on the property.

☐
In 1988-1990, Newmont Exploration Ltd. drilled approximately 10 RC holes; conducted detailed geologic mapping (producing a plan map of the rock types, structure and alteration), geochemical surveys (which is sampling of rocks or soil and determination of the abundances of elements), air and ground magnetic surveys (recording variations in the earth’s magnetic field and plotting same), and ground radiometric surveys (a survey of radioactive materials on the land surface).

☐
In 1990-1995, Miramar Mining Corp. (“Miramar”) drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine the mettalurgy and parameters required to recover the gold and silver content from the sample material. In their 1991 Annual Report, Miramar reported 82% extraction of gold in 56 days from a column test run on unagglomerated -3/8 inch particle size material from the historic resource area, with low cyanide consumption. The head grade was unreported.

Geology of the Bruner Properties Mineral Claims

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks (which are quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago), including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlie the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller) intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff, is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alteration mineral) veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

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

There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. Our planned program includes compilation of all activities to the present with the goal of producing an outline of mineralized areas, guiding further exploration drilling and potentially defining a resource figure based on historic and modern exploration activities.  However, this program is exploratory in nature and no minable reserves may ever be found.

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

Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner Properties has been completed. The rock sampling is a collection of a series of rock chips over a measured distance, which is then submitted for assays, a chemical analysis to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Faults, which are breaks in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of our claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein system, often filled with quartz, and contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately 1 square mile of ground magnetics was completed at Bruner. The survey was conducted on 50 meter spaced lines, running north-south, using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken.

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

In addition to the Company’s drilling programs noted below, Patriot’s  exploration program at Bruner has included:

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

The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant gold grades over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.

On April 1, 2009, the Company expanded the Bruner Properties by adding to its unpatented claim position and acquiring a lease/option on 28 patented claims within the project area.  The acquisition of the entire district has required a thorough compilation of all available data for the project area.  This compilation has identified at least four viable drill targets separate from the Company’s original target.  These targets include the Duluth, Penelas, Paymaster and Bruno which have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin. However, no recent resource or reserve estimates have been conducted by the Company.

In October 2011, Canamex initiated a 2 Phase gold-silver drilling program totaling approximately 9,150 meters (30,000 feet) in 57 drill holes. Phase 1 was designed to consist of 12 holes testing two target types: 1) high‐grade veins that were mined historically the first half of the 20th century but largely ignored by exploration drilling in the second half of the century; and 2) the extension of the 385,000 ounce historical resource reported by Miramar Mining in 1993. This resource is not NI 43‐101 compliant, and the Company cannot currently verify the resource. The Phase 1 drilling results will be analyzed and compiled for finalization of the Phase 2 program, intended for the 2012 field season.

In March 2012, Canamex announced that it had received final geochemical results from the Phase I Reverse Circulation (RC) drilling program. The drilling program consisted of 2,434 meters (7,985 feet) in 13 angled RC drill holes. Two of the first three holes drilled by Canamex into the Penelas East Vein System intersected +10 g/t (+.292 oz/ton) gold. Drill hole B-1115 penetrated a vein nearly 400 feet below the surface and 400 feet south of the historic drill intercepts in BRU-085 and BRU-105. This vein intercept has a true width of 4.2 meters (13.7 feet) and averages 12.97 grams per tonne (g/t) gold (0.379 oz/ton)and 146 g/t (4.25 oz/ton) silver and includes 1.4 meters assaying 24.97 g/t (0.729 oz/ton) gold and 151 g/t (4.41 oz/ton) silver.

In May 2012, Canamex  commenced column leach test work on a bulk sample from underground on the Bruner gold-silver project. Approximately 650 kilograms (1500 lbs.) of minus 6-inch material collected from the Upper Adit at the Bruner gold-silver project were delivered  a metallurgical test facility which specializes in cyanidation tests for heap leaching. Highlights of the testing in progress were reported as below.

•	Gold is effectively completely soluble in cyanide
•	Heap leach gold extraction is at 71-77% after 27 days and likely to top 80% ultimately
•	Reagent (cyanide, lime and cement) consumption low

In May 2012, Canamex contracted with a vendor to re-commence drilling.  The Phase 2 drilling program is intended to test the extensions to the high-grade gold-silver intersected in the Penelas East vein in drill hole B-1115. The proposed drilling will test the strike extension and the dip extension of the intercept in B-1115 between 30-60 meters (100-200 feet) along strike to the north and to the south and 30-60 meters (100- 200 feet) below the elevation of the intercept in B-1115 to evaluate the potential for continuity along strike and increased potential with depth per the epithermal vein model. The Phase 2 drilling program is now complete and the Company is awaiting the results.

Vernal Property

Description and Location of the Vernal Properties

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

Exploration History of the Vernal Property

Historical work includes numerous short adits constructed on the Vernal Properties between 1907 and 1936. There appears to have been little or no mineral production.

Geology of the Vernal Mineral Claims

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amselco has not been involved with the Vernal Property over the last 20 years and is not associated with our option on the Vernal Property or the exploration work we are doing there. A 225 foot wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exist northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and surface workings show an open-ended gold anomaly that measures 630 feet by 450 feet.

Current State of Exploration

The Vernal claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any commercial scale open-pits.  Numerous shallow underground excavations occur within the central portion of the property.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

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

Acquisition of Interests

Gintoff Claim

On November 14, 2003, the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff.  The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest.   On March 4, 2004, The Company signed a Letter Agreement (the “Agreement”) that earned us a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.  This $50,000 fee was paid on July 7, 2004.  Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

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

In October 2003, former Director, Robert Sibthorpe (who is a geologist by training), had evaluated the proposal for the purchase of the Williams Property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be drawn up.  In November 2003, the Company executed a letter of intent to purchase a 100% interest in Williams Property owned by the extended family. This property is unrelated to and separate from the MinQuest Claims. The sellers delivered to Patriot all information in their possession regarding the Williams Property.

In January, 2004, Mr. Robert Coale P.E, current President and Director, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (minerals present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling.  On May 31, 2004, Robert Sibthorpe presented his report to Management with a summary of the property, a review of a draft budget and a layout of the drilling program planned for the property.

The drilling was conducted throughout the spring and early summer of 2004, and in June 2004, Mr. Sibthorpe presented a report to Management incorporating the results of the drill program which encouraged the Company to pursue the project.

On February 19, 2004, the Company executed a formal agreement to purchase the Williams Property for $350,000. On November 11, 2004, the purchase was completed and the Company now owns 100% interest in the Williams Property.

Greenwood Claim

On January 18, 2005, the Company acquired a single patented claim from an individual for $150,000.

Martinez Claims

The Company acquired five patented claims from Ramon and Edna Martinez for a total of $150,000.  The Company made one payment of $75,000 on November 8, 2004, and made the final payment of $75,000 on February 14, 2005.

Ruth and Rattan Claims

On January 18, 2005, the Company acquired two patented claims known as the Ruth and Rattan claims for a single payment of $25,000.

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

Work already completed on the Williams portion of the Moss Property includes a pre-feasibility study as well as 36,000 feet of primarily reverse circulation (RC) drilling which was conducted over twenty years ago.

Geology of the Moss Property

The project area is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall commonly has several tens of feet of stockwork veining. Gold values are somewhat erratic but appear to be highest in the thicker and deeper parts of the vein explored to date.

Current State of Exploration

 The Moss Property has undergone an evaluation for potential mineral reserves. The evaluation was detailed in a report presented on July 28, 2010, prepared by Paul D. Noland, a registered professional geologist. The report concluded that the Moss Property hosts a drill-indicated gold/silver estimate, and requires systematic in-fill and down-dip drilling to be placed into a final reserve category. No economic or mining feasibility parameters were applied. The estimates are further defined below in the section “Geologic Exploration Program”. The property that is the subject to our mineral claims contains several shafts. At least one shaft is reported to be 230 feet deep with a single level at 225 feet deep trending along the strike of the vein. Several adits of variable length were driven to intersect the vein along its strike. A reported past production of $240,000 at a $20 gold price occurred from a high-grade zone within the Moss property.

Numerous drill holes from past drilling programs, combined with sampling of underground workings within the patented mining claims, have culminated in a pre-feasibility study based on drill results from pre-1992 exploration.

Geological Exploration Program

The Company’s exploration of the Moss Property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins.  The Moss Property contains the site of the former Moss Mine.  The most significant historic mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply to the north. These veins should intersect the Moss Mine vein at depth.

Phase 1 drilling was completed by the Company at the Moss Property in 2004. A total of 36 holes were drilled totaling 8,807 feet. Thirty holes were drilled on the Gintoff Claim on the Moss Property, and six holes were drilled on one of the adjacent parcels of land. The easternmost section of the Property, which was mostly untested by drilling, was drilled with thirty reverse circulation holes. This allowed accurate cross-sections to be made for this area. The coverage on this section is generally two or three holes on 100 foot sections testing grades and widths from 50-250 feet down dip. In the western area, limited confirmation drilling was carried out and the results obtained were generally in line with the values obtained by previous operators. Geological information obtained may now provide a structural explanation for the lack of success obtained here to date by previous operators.

A study of all drilling results through 2004 at the Moss Property indicated a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes.

An expanded Phase II drilling program began in April 2005, and was expected to be completed by May 2006.  Approximately 12,000 feet of reverse circulation (RC) drilling was planned to be conducted to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. The Company planned to drill 10 to 15 holes.  The depths of these holes were to have ranged from 500 to 1,300 feet. The program budget for this program was $643,700.

The first portion of this expanded drilling program was expected to be completed by the fall of 2005.  However, after eight holes were attempted, drilling was halted because of inadequate capabilities of the drill rig to penetrate the granites. The remainder of the program was completed when the Company completed 6 core holes from November 2006 to February 2007 for a total amount drilled of 3,917 feet.  The exploration program failed to find higher grades but it did show that the vein system continues to at least 800 feet below the surface and appears to be thickening.

Mettalurgy at Moss

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

In May 2009, the Board of Directors approved a $200,000 Phase III exploration budget for the Moss Property.  A program of six or seven core holes was planned to test the down-dip extension of the Moss vein system. Total drilling footage was estimated at 3,000 feet. The drilling tested approximately 2,000 feet of strike length of the vein.  The goal of this program was to further define the trend and depth of mineralization as well as provide additional metallurgical material for column leach tests.

In January 2010, Patriot Gold engaged Mr. Paul D. Noland, a registered professional geologist to conduct an independent resource study.  The report concluded that the Moss Property hosts a drill indicated gold-silver estimate. This estimate was determined using the assumption that the deposit will be an open pit, bulk minable, heap leach mine. To keep mining and grade control cost minimal, sub-cut off grade material within the boundary of the resource was allowed to dilute the final grade.

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

Claims acquired west and north of the original Patriot Gold property in 2009 need detailed evaluation. The claims were acquired after discovery of historic drilling in the area containing significant gold/silver values. The claims need geologic mapping and sampling before any drill targeting can be done. Additional metallurgical testing to determine optimum recovery rates and leaching times for various size fractions using long term column leaching is needed. This work, along with infill drilling and west extension drilling will make the Moss resource ready for a final feasibility study, permitting and mining.

In March 2010, Patriot Gold engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss was tested in four column leach tests with crush sizes up to 2 inches. The crushed ore was  leached in 5 feet high columns for a minimum of 200 days. The tests results… determined maximum obtainable gold and silver recoveries from the sample material using leaching as well as the leach times needed for maximum recovery.

Moss Property Option Agreement

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine Property, Mohave County, Arizona.  Patriot was paid US$500,000 upon execution of the Agreement.

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

Beginning shortly after the agreement, Northern Vertex mobilized drilling equipment and personnel to the site to take additional core and reverse circulation samples.  The purpose of its

Phase I  drilling campaign was to correlate and corroborate the results of previous work and to provide step-out drilling to further define the limits of the deposit.

In April 2011, Northern Vertex and or its agents, staked an additional 144 claims adjacent to and contiguous to the Moss property.  As per the agreement, any claims staked by either party within one mile of the claim boundaries are subject to the terms of the original agreement.

Northern Vertex’ Phase I drilling advanced a total of drill 28 holes through July 2011.  The results of this drilling campaign demonstrate that the thickness and grade of the mineralized zone are compatible with and build upon historical drill results.  Northern Vertex chief geologist, an NI 43-101 certified geologist, stated, “The stockwork system is robust and the distribution of gold is proving to be consistent both along and across the 5,000 foot strike length evaluated.”  He further stated, “The consistency of the results suggests that mineralization is both widespread and dependable.”

Northern Vertex Phase I Drilling Highlights

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

In October 2011, a National Instrument 43-101 compliant Independent Resource Calculation was completed by Scott E. Wilson Consulting, and the results were as follows:

Scott E. Wilson Consulting - October 2011 - Independent Resource Calculation

In February 2012, Northern Vertex announced Phase II results of the Moss Property for the first 18 holes of its planned 20,000 foot  (6500 meter) in-fill drill and resource expansion program. “We are pleased to report all five of the Phase 2 infill holes, AR124, 125, 127, 128 and 133, designed to convert resources from the inferred to the indicated category, were successful, with each hole intersecting 24+ meter widths of mineralized material,” said Dr. Bob Thompson, Chief Geologist of Northern Vertex. “The significant intersections returned from Phase 2 drilling are consistent with results from our Phase 1 drill program. Importantly, they demonstrate the consistent internal distribution of gold we’ve come to expect from the Moss gold-silver system.

Highlights from Phase II Drilling – Moss Property

Hole AR 121:                                0.51+ gpt Gold Eqv over 84+ meters including 2.13 gpt Gold Eqv over 7.6 m
Hole AR 123:                                0.52+ gpt Gold Eqv over 22+ meters including 0.89 gpt Gold Eqv over 6.1 m
Hole AR 124:                                1.45+ gpt Gold Eqv over 24+ meters including 2.27 gpt Gold Eqv over 13.7 m
Hole AR-128:                                0.75+ gpt Gold Eqv over 57+ meters including 1.46 gpt Gold Eqv over 15.2 m
Hole AR 136:                                19.39 gpt Gold Eqv over 1.52 meters

In May 2012, Northern Vertex announced  completion of a total of 41 holes of its current Phase 2 expansion program. Results have now been reported for all Phase 2 drilling: 18 RC (reverse circulation) drill holes and 23 diamond drill (core) holes. “We are very pleased to report that Phase 2 drill results have further extended mineralization on the western extension at Moss with overall results further confirming that the western extension contains remarkably uniform gold and silver distribution over substantial widths,” said Dr. Bob Thompson, Chief Geologist of Northern Vertex.

Drill hole results are provided below:
Hole ID	Interval	Grade AuEq	From	To	Au	Ag
	(m)	(gpt)	(m)	(m)	(gpt)	(gpt)
AR-141C	42.06	0.71	0	42.06	0.65	2.2
	9.14	1.42	2.44	11.58	1.35	2.9
	52.27	0.57	62.94	115.21	0.44	5.0
	1.52	2.67	87.78	89.31	2.46	8.3
AR-144C	17.07	1.03	0	17.07	0.91	4.9
	1.37	5.09	2.44	3.81	4.45	25.3
	43.28	0.68	35.36	78.64	0.55	5.1
	0.76	0.99	151.18	151.94	0.66	13.2
AR-146C	12.19	0.39	7.32	19.51	0.32	3.0
	1.52	2.05	53.04	54.56	2.03	0.8
AR-150C	13.56	0.39	93.12	106.68	0.23	6.5
	43.89	0.42	126.49	170.38	0.33	3.8
	35.36	0.57	178.00	213.36	0.44	5.2
AR-155C	15.54	0.37	15.85	31.39	0.29	3.0
AR-159C	9.14	1.02	0	9.14	0.44	23.5
	1.52	3.11	0	1.52	0.56	101.9
	30.18	0.39	21.34	51.51	0.27	4.9
	15.54	1.04	74.37	89.92	0.71	13.2
* AuEq (gpt) = Au (gpt) + 1/40th Ag (gpt)
*gpt = grams / metric tonne

Northern Vertex has completed Phase II  drilling at the Moss Property  to further delineate the mineralized zone with the ultimate goal of fast tracking the deposit into production.  Complete results from the planned 20,000 feet of drilling and the underground channel sampling conducted in Phase II are pending. Based on the expected complete results, Patriot anticipates a significantly increased resource calculation at the Moss Property. Additionally, Northern Vertex has initiated parallel studies to define the infrastructure and permitting requirements for the project and has planned to perform additional metallurgical studies.

Item 3.                      Legal Proceedings.

On June 25, 2012, the Company filed an action seeking equitable relief entitled Patriot Gold Corp v. MinQuest, Inc., Case No. CV12-0617, Dept No. 4 in the Second Judicial District Court of the State of Nevada.  The lawsuit requests specific performance requiring MinQuest to transfer by Quitclaim Deed properties legally owned by Patriot in Arizona (Moss Properties) and Nevada (Bruner and Vernal Properties).  MinQuest does not dispute ownership by Patriot, however, MinQuest requests Patriot to enter into a separate property transfer agreement prior to providing the Quitclaim Deeds including, but not limited to, acknowledgment of its 3% NSR Royalties in the properties and further requests undertakings to continue to provide additional information not required in the acquisition agreements.

There are no pending legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.                      Mine Safety Disclosures

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities.  Therefore, the Company is not required to make such disclosures.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the on the OTCQB, a marketplace developed by the OTC Markets Group, Inc.  (“OTCQB”) under the ticker symbol “PGOL.” The OTCQB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.comduring the years ending May 31, 2012 and May 31, 2011:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	$0.065	$0.035
	Third Quarter	$0.06	$0.035
	Second Quarter	$0.100	$0.029
	First Quarter	$0.140	$0.07
2011	Fourth Quarter	$0.147	$0.07
	Third Quarter	$0.15	$0.08
	Second Quarter	$0.23	$0.11
	First Quarter	$0.25	$0.11

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On August 29, 2012, there were approximately sixty-five (65) holders of record of the Company’s common stock.

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

Warrants or Options.

No warrants, options or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending May 31, 2012,

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2012, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	100,000	$0.05	791,000
2005 Stock Option Plan*	200,000	$0.25	1,800,000
Share Purchase Warrants	3,456,000	$1.48	N/A

As of May 31, 2012, there were a total of 100,000 options granted under the 2003 Plan with an exercise price of $0.05 per share.  There were also a total of 200,000 options granted under the 2005 Plan with an exercise price of $0.25 per share.

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2012:

Pursuant to the 2003 and 2005 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plans are administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plans, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plans. The Committee may at any time discontinue granting options under the Plans or otherwise suspend, amend or terminate the Plans and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There were no sales of unregistered securities during the fiscal year ended May 31, 2012.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2012.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. Current cash on hand is not sufficient to fund planned operations for 2013.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2013, our objective is to continue to monitor the exploration of our properties in accordance with our option agreements (the funds in our treasury are not sufficient to meet all planned activities as outlined below).  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2013.

Results of Operations

The Twelve Months Ended May 31, 2012 compared to the Twelve Months Ended May 31, 2011

The Company had no revenues during the fiscal years ended May 31, 2012 and 2011as it is in the exploration state and accordingly has not realized revenue from operations. Net loss for the year ended May 31, 2012 was $479,687 compared to net income of $74,259 for the year ended May 31, 2011.  The significant decrease in net income is due to $500,000 received in 2011 for the sale of mineral property rights to a third party, which was recorded in “Other income (expense)”.

The net loss from operations for the years ended May 31, 2012 and 2011 were $479,770 compared to $431,892, respectively, representing an increase in operating expenses of approximately $48,000.  The increase is due to an approximate $122,000 increase in general and administrative expenses arising from an increase in consulting fees as the Company evaluates future business opportunities and an increase in professional fees as the Company revamped its operations.  The increases were offset by an approximate $74,000 decrease in exploration expenses as the Company’s joint venture partners were responsible for exploration expenses during the year ended May 31, 2012.

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

Liquidity and Capital Resources

We had total assets of $226,597 at May 31, 2012 consisting of cash of $201,918, prepaid expenses of $10,524 and reclamation deposits of $14,155.  We had total liabilities of $37,450 at May 31, 2012 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to May 31, 2012:

•	$250,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $458,860 for the year ended May 31, 2012 while cash provided by operations was $54,277 in 2011.  The decrease in cash provided by operations for the year ended May 31, 2012 was due to cash received from the sale of mineral properties of $500,000 in the year ended May 31, 2011.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. In November 2003 we issued 864,000 shares of common stock and 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants and 864,000 Class D warrants. This private offering generated gross proceeds of $1,080,000.. The Class A-1 warrants are exercisable on November 27, 2004 with an expiration date of November 23, 2013 at an exercise price of $1.40 per share of common stock; the Class B-1 warrants are exercisable on November 27, 2005 with an expiration date of November 23, 2013  at an exercise price of $1.45; the Class C-1 warrants are exercisable on November 27, 2006 with an expiration date of November 23, 2013 at an exercise price of $1.50; and the Class D-1 warrants are exercisable on November 27, 2007 with an expiration date of November 23, 2013 at an exercise price of $1.55. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.  On June 8, 2009 the expiry date on all of the warrants was extended from November 27, 2009 to November 27, 2011.  On May 26, 2010 the expiry date on all of the warrants was extended from November 27, 2011 to November 27, 2013.

Investing activities in 2012 and 2011 were $nil.    There were no financing activities in either 2012 or 2011.

Going Concern Consideration

Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months.  Therefore, current cash on hand is not sufficient to fund planned operations for 2013.  We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

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

Item 9.                                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2012, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2012, the Company’s internal control over financial reporting was effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2012.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

As of May 31, 2012, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that from January 1, 2011 through May 31, 2012 and to date, the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company has made significant changes to improve the segregation of responsibilities during the twelve months ended fiscal May 31, 2012, that have materially improved our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	President, Chief Executive Officer, Secretary Treasurer, and Director	72	Oct. 13, 2005(1)
Jared Beebe	Director	61	September 5, 2008
Dennis Lance	Director	67	February 1, 2010
Karl Boltz	Vice President, Business Development and Director	49	July 9, 2012

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

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

Karl Boltz has been involved as a professional in the mineral exploration sector since 1994, both as an investment broker and also an industry executive. He is currently the President of Bronco Gold and Silver Corp., a privately owned exploration company. From 2009 to 2011, Mr. Boltz served as Vice President (Corporate Development) for Dia Bras Exploration, a TSX-V listed company. From 2004 through 2009, Mr. Boltz served as co-founder and President of EXMIN Resources Inc., a TSX-V listed company, which was later acquired by Dia Bras. Mr. Boltz served as professional financial advisor for more than six years, specializing in the mineral and commodities sectors. Mr. Boltz holds a Bachelor of Science degree from Arizona State University.

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

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because due to the size and limited resources of the Company.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation

Mr. Robert Coale was originally appointed as a Director on June 23, 2003 and a subsequent appointment on October 13, 2005. Mr. Coale was initially appointed as the Company’s Chairman, President, Chief Executive and Operating Officer, and Secretary and reappointed as the Company’s Chief Executive Officer, President, Secretary and Treasurer on October 18, 2010.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2012 and 2011 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2012, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2012 and whose total compensation during the fiscal year ended May 31, 2012 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2012 and whose total compensation during the fiscal year ended May 31, 2012 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale(2)	2012	20,854	0	0	0	0	0	0	20,854
	2011	11,081	0	0	0	0	0	0	11,081

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Mark- et Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	100,000(1)	0	0	0.05	June 23, 2013	0	0	0	0
	200,000(2)	0	0	0.25	March 10, 2016	0	0	0	0

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

Compensation of Directors

Mr. Coale receives USD $150 per hour in connection with services provided for the Company.  For the year ended May 31, 2012, the Company paid $20,854 (2011 - $11,081).

Mr. Beebe receives USD $500 per month for serving as a Director of the Company.  For the fiscal period ending May 31, 2012, a total of $7,000 was paid to Mr. Beebe.

Mr. Lance receives USD $500 per month for serving as a Director of the Company.  For the year ended May 31, 2012, the Company paid $7,000 (2011 - $6,000).

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 29, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,324,400 shares of Common Stock which are issued and outstanding as of August 29, 2012.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	6,300,000	(1)	24.0%
Almir Ramic	1,730,000	(2)	6.6%
Colin Bruce Worth	1,600,000	(3)	6.1%
Peak Geological Inc.	1,400,000		5.3%
Jared Beebe	-		-
Dennis Lance	-		-
Karl Boltz	-		-
Directors and Officers as a Group (3 individuals)	6,300,000		25.9%

* Represents less than 1%.

(1)
Includes 100,000 options pursuant to the 2003 Stock Option Plan to purchase common stock at a purchase price of $0.05 per share and 200,000 options pursuant to the 2005 Stock Option Plan to purchase common stock at a purchase price of $0.25 per share.

(2)	Includes 1,280,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Ramic. All such warrants are currently exercisable.
(3)	Includes 1,280,000 shares of our common stock issuable upon the exercise of warrants held by Mr. Worth. All such warrants are currently exercisable.

Shareholders’ Agreement

Mr. Coale is a party to a Shareholder Agreement dated as of January 22, 2004, in respect to 3,000,000 shares.  Please see Exhibit 10.4.  On September 5, 2008 through an Assignment Agreement, Robert Sibthorpe assigned all rights, title and interest in and to 3,000,000 shares to Mr. Coale.

Buyback Agreements

Mr. Coale was a party to a Buyback Agreement dated March 10, 2006.  Mr. Coale acquired Mr. Sibthorpe's 3,000,000 shares upon Mr. Sibthorpe's resignation from the Board of Directors.  The shares acquired by Mr. Coale are subject to the same terms as originally agreed to by Mr. Sibthorpe under the Buyback Agreement.

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

Related Party Transactions with Karl Boltz

On July 9, 2012, the Company entered into Stock Option Agreements with Karl Boltz, Vice President and Director. Pursuant to such agreements, Mr. Boltz was issued (i) 800,000 options entitling him to purchase one share of common stock at a price of $0.10; (ii) 800,000 options entitling him to purchase one share of common stock at a price of $0.20; and (iii) 800,000 options entitling him to purchase one share of common stock at a price of $0.30 until July 9, 2022.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2012 and 2011 are set forth below:

	Fiscal year ending May 31, 2012	Fiscal year ending May 31, 2011
Audit Fees	$29,671	$29,280
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of May 31, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan. (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.4	Shareholders’ Agreement dated as of January 22, 2004, among Patriot Gold Corp., Ron Blomkamp, Robert Sibthorpe and Robert Coale. (6)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and the Company (13)
10.15	Assignment and Assumption Agreement dated January 29, 2008 between the Company and American Goldrush Corp. (14)
10.19	Assignment and Assumption Agreement dated May 30, 2008 between the Company and American Goldfields Inc. (16)
10.20	Bruner Property Option Agreement, dated April 1, 2009 between the Company and American International Ventures Inc. (17)
10.21	Resource Report for Moss Mine Gold Property(18)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

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
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.
(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2012 and 2011	F - 2

Statements of Operations for the
Years Ended May 31, 2012 and 2011 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2012	F - 3

Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2012	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2012 and 2011 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2012	F – 11

Notes to Financial Statements	F - 12

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.

(An Exploration State Company)

We have audited the accompanying balance sheet of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2012 and 2011, and the related statements of operations and cash flows for the two years ended May 31, 2012 and 2011 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2012, and the statements of stockholders’ equity since November 30, 1998 (inception) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (An Exploration State Company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011 and the cumulative period June 1, 2000 (inception of exploration state) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 29, 2012

PATRIOT GOLD CORP.
(An Exploration State Company)
BALANCE SHEETS

	May 31,	May 31,
	2012	2011
ASSETS
Current assets
Cash	$201,918	$660,778
Prepaid expenses	10,524	5,020
Total current assets	212,442	665,798

Reclamation Deposits (Note 4)	14,155	14,155

Total assets	$226,597	$679,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$36,062	$4,222
Accounts payable - related party	1,388	6,897
Total current liabilities	37,450	11,119

Stockholders' equity
Preferred stock, par value $.001
authorized 20,000,000 shares,
no shares issued at May 31, 2012 and 2011	-	-
Common stock, par value $.001
authorized 100,000,000 shares,
issued 26,224,400 shares at
May 31, 2012 and 2011	26,224	26,224
Additional paid-in capital	26,381,625	26,381,625
Currency translation adjustment	(16,361)	(16,361)
Deficit accumulated since inception of exploration state	(26,161,259)	(25,681,572)
Retained deficit	(41,082)	(41,082)
Total stockholders' equity	189,147	668,834

Total liabilities and stockholders' equity	$226,597	$679,953

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
			Inception of
	For the Years Ended May 31,		Exploration
	2012	2011	State

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross margin	-	-	-

Expenses
Mineral costs	59,846	133,629	3,835,020
General and administrative	419,924	298,263	23,285,989

Net loss from operations	(479,770)	(431,892)	(27,121,009)

Other income (Expense)
Interest	186	1,300	455,282
Currency exchange	(103)	4,851	4,468
Sale of mineral rights	-	500,000	500,000
Net other income (expense)	83	506,151	959,750

Net loss	$(479,687)	$74,259	$(26,161,259)

Earnings per share - basic
Income (loss) per common share	(0.02)	0.00
Weighted Average Shares Outstanding	26,224,400	26,224,400

Earnings per share - diluted
Income (loss) per common share	(0.02)	0.00
Weighted Average Shares Outstanding	29,980,400	29,980,400

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

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Balance May 31, 2009	-	$-	26,224,400	$26,224	$26,381,625	$-	$(16,361)	$(41,082)	$(25,206,354)

Net Loss	-	-	-	-	-	-	-	-	(549,477)

Balance May 31, 2010	-	-	26,224,400	26,224	26,381,625	-	(16,361)	(41,082)	(25,755,831)

Net Loss	-	-	-	-	-	-	-	-	74,259

Balance May 31, 2011	-	-	26,224,400	26,224	26,381,625	-	(16,361)	(41,082)	(25,681,572)

Net Income	-	-	-	-	-	-	-	-	(479,687)

Balance May 31, 2012	-	$-	26,224,400	$26,224	$26,381,625	$-	$(16,361)	$(41,082)	$(26,161,259)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Twelve Months Ended		Inception of
	May 31,		Exploration
	2012	2011	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(479,687)	$74,259	$(26,161,259)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	-	-	5,003,484
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(5,504)	(20)	(10,524)
Increase (Decrease) in Accounts Payable	26,331	(19,962)	31,207
Net cash flows from operating activities	(458,860)	54,277	(4,865,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)
Net cash flows from investing activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	5,105,825
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840
Net cash flows from financing activities	-	-	5,085,665

Net (Decrease) Increase in Cash and Cash Equivalents	(458,860)	54,277	201,918
Cash and Cash Equivalents at Beginning of Period	660,778	606,501	-
Cash and Cash Equivalents at End of Period	$201,918	$660,778	$201,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Settlement of Subscription Receivable by the cancellation of Common Stock	$-	$-	$79,000

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2012. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company had no cash equivalent as of May 31, 2012.

Foreign Currency

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

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. As of the years ended May 31, 2012 and 2011, the company had outstanding 300,000 options and 3,456,000 warrants all of which are currently exercisable.

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

Stock Options

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates.

Exploration and Development Costs

The Company has been in the exploration state since June 1, 2003 when it changed focus to the acquisition, exploration and development of mining properties.  The Company has not yet realized any revenue to date. Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended May 31, 2012 and 2011.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2012 and 2011 approximates their fair values due to the short-term nature of these financial instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The Company adopted the additional guidance in the first quarter of 2012. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

In June 2011, the FASB issued ASU 2011-12, Comprehensive Income, Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the additional guidance in the first quarter of 2012. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

NOTE 3 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since June 1, 2000 the Company has been in the exploration state.  The Company has not realized any revenue from its present operations. During the year ended May 31, 2012, the Company incurred a net operating loss of $479,687. The Company has an accumulated deficit of $26,161,259 at May 31, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months.    Therefore, current cash on hand is not sufficient to fund planned operations for 2012.    Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds..  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company was required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.  In addition, as part of the Company’s acquisition of the Imperial Property the reclamation bonds for these respective properties were transferred to the Company. Upon completion of required reclamation the Company will receive a refund of the deposits.

NOTE 5 - INCOME TAXES

As of May 31, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $8,889,285 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2012	2011
Loss carry-forwards	$3,038,000	$3,022,000
Less: Valuation allowance	(3,038,000)	(3,022,000)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2011 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2012	2011
Computed “expected” tax benefit (liability)	$16,000	$(21,000)
Change in Valuation Allowance	(16,000)	21,000
Income tax provision	$-	$-

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2012. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2012:

United States (a)	2008 – Present

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Mr. Coale was a party to a Shareholder Agreement dated as of January 22, 2004 providing that for all other matters in which shares are voted, Mr. Coale shall vote his 3,000,000 shares together with the other 2 Directors and as determined by the decision of two of the three shareholders. These three shareholders determined that such agreement would be beneficial in maintaining control.

On March 10, 2006, the Company entered into a Stock Option Agreement with Mr. Robert Coale, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary, and a Director. Pursuant to such agreement, Mr. Coale was issued 200,000 options, entitling him to purchase one share of common stock at a price of $0.25 until March 10, 2016.  In consideration therefore, Mr. Coale and the Company entered into a Buy-Back Option Agreement, pursuant to which Mr. Coale granted to the Company the option to purchase all or any portion of the 6,000,000 shares of  our common stock that are owned by Mr. Coale for a purchase price of $0.01 per share.

Mr. Coale receives USD $150 per hour in connection with services provided for the Company.  For the year ended May 31, 2012, the Company paid $20,854 (2011 - $11,081).

Mr. Beebe receives USD $500 per month for serving as a Director of the Company.  For the fiscal period ending May 31, 2012, a total of $7,000 was paid to Mr. Beebe.

Mr. Lance receives USD $500 per month for serving as a Director of the Company.  For the year ended May 31, 2012, the Company paid $7,000 (2011 - $6,000).

On July 9, 2012, the Company entered into Stock Option Agreements with Karl Boltz, Vice President and a Director. Pursuant to such agreements, Mr. Boltz was issued (i) 800,000 options entitling him to purchase one share of common stock at a price of $0.10; (ii) 800,000 options entitling him to purchase one share of common stock at a price of $0.20; and (iii) 800,000 options entitling him to purchase one share of common stock at a price of $0.30 until July 9, 2022.

NOTE 9 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2003 Stock Option Plan in May 2003 which has reserved 5,546,000 (amended) shares of common stock and adopted the 2005 Stock Option Plan in November 2005 which has reserved an additional 2,000,000 shares of common stock for a total of 7,546,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors.    As of May 31, 2012 there were 791,000 shares of common stock available for grant under the 2003 Plan.  As of May 31, 2012 there were 1,800,000 shares of common stock available for grant under the 2005 Plan.

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

The following table sets forth stock option activity and related information as of May 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, May 31, 2011	300,000	$0.18	2.07	$4,500
Option granted	-	-
Options cancelled	-	-
Options exercised	-	-
Balance May 31, 2012	300,000	$0.18	1.06	$0

Exercisable at May 31, 2012	300,000

As of the years ended May 31, 2012 and 2011, all outstanding options were fully vested and exercisable.  As a result there we no stock compensation expense recognized and there is no unrecognized compensation expense.  No stock options were exercised during the years ended May 31, 2012 and 2011.

Approval of 2012 Stock Plan and Stock Option Grants

On July 9, 2012, the Board of Directors adopted the 2012 Stock Option Plan (the "2012 Plan"). The 2012 Plan provides for the authority to grant options to purchase 3,900,000 shares (subject to adjustment) of Patriot's common stock to officers, directors, consultants    and agents of Patriot and its subsidiaries.    Options granted to officers under the 2012 Plan may be incentive stock options or non-qualified stock options. Options granted to others under the 2012 Plan are limited to non-qualified stock options.

The 2012 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The Board of Directors currently has the authority to administer the 2012 Plan. Subject to the provisions of the 2012 Plan, the Board of Directors or the Committee has the authority to determine the directors, officers, consultants and advisors to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them. However, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the 2012 Plan are exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted under the 2012 Plan shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2012 Plan after July 9, 2022.

On July 9, 2012, the Board of Directors of the Company granted options to purchase 700,000 shares of the Company’s common stock purchase under the 2003 Plan.  The stock option vest on January 9, 2013 and have an exercise price of $0.10 per share and expire 10 years from grant date.

On July 9, 2012, the Board of Directors of the Company granted options to purchase 1,700,000 shares of the Company’s common stock purchase under the 2005 plan.  The stock options have a three vesting schedule with vesting 100,000 shares on January 9, 2013, 800,000 shares on the January 9, 2014 and 800,000 shares on January 9, 2015.  The options have exercise prices of $0.10, $0.20 and $0.30 corresponding to their vesting dates and expire 10 years from the grant date.

On July 12, 2012, the board of directors of the Company granted options to purchase 100,000 shares of the Company’s common stock under the 2012 Plan.  The stock options vest immediately, have an exercise price of $0.03 per share, and expire 10 years for the date of grant.  As of July 31, 2012, the 100,000 common stock purchase options, granted on July 12, 2012, were exercised.

NOTE 10 - WARRANTS

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

The following table sets forth common share purchase warrants outstanding as of May 31, 2012:

Warrants Outstanding
Balance, May 31, 2011	3,456,000
Warrants granted	-
Warrants expired	-
Balance, May 31, 2012	3,456,000

No warrants were exercised during the year ended May 31, 2012.

The following table lists the common share warrants outstanding at May 31, 2012.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
864,000	$ 1.40	1.50	864,000	$ 1.40
864,000	$ 1.45	1.50	864,000	$ 1.45
864,000	$ 1.50	1.50	864,000	$ 1.50
864,000	$ 1.55	1.50	864,000	$ 1.55
3,456,000			3,456,000

NOTE 11 - COMMON STOCK TRANSACTIONS

The Company was incorporated to allow for the issuance of up to 100,000,000 shares of $.001 par value common stock (as amended). As of May 31, 2012, there were 26,224,400 shares of common stock outstanding.

On August 9, 2012 the Company closed a private placement of 500,000 units at $0.05 per unit for a total offering price of $25,000. Each unit consisted of one share of common stock of the Company, one Class A Warrant for one share of Common Stock at an exercise price of $.08 exercisable on August 9, 2013. The Company has the right to accelerate the exercise date or reduce the exercise price of the Class A Warrants.

NOTE 12 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2012, there are no preferred shares outstanding.

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

NOTE 13 - MINERAL PROPERTIES

Bruner and Vernal Properties

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

We have substantially fulfilled our exploration and property option commitments with respect to the Bruner and Vernal projects.  We have made total property option payments of $80,000 and have incurred approximately $513,718 of property expenditures.  On July 25, 2007 we made the final property option installment of $20,000.  Under the property agreement we were to have spent $500,000 by July 25, 2008.  To date we have spent an aggregate of approximately $617,820 on exploration of the two properties which exceeds the exploration requirement of the Agreement.

On April 1, 2010 simultaneous with the execution and delivery of the Bruner Expansion Agreement, the Company made the initial property option payment of $30,000 and the property option payment of $35,000 on April 1, 2010. The Bruner Expansion Agreement does not require minimum annual exploration expenditures.

On April 1, 2009, the Company entered into a Property Option Agreement (the “Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada (referred to herein as the “Bruner Property Expansion”). Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.

The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original Bruner Property Option Agreement with MinQuest.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources Inc., (“Provex”) under the laws of Nevada.

On April 16, 2010 the Company entered into an Assignment Agreement, with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties and the Bruner Expansion property, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Silver Corp. (“Canamex”) whereby Canamax may earn up to 75% in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon the Company will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study

On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.

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

Moss Property

On March 4, 2004, the Company signed a Letter Agreement (the “Agreement”) that earned us a 100 percent interest in these claims by paying MinQuest a one-time lease fee of $50,000.  This $50,000 fee was paid on July 7, 2004.  Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc’s outside perimeter of the present claim boundary;  a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

The Moss Property agreements do not require on-going property payments nor minimum annual exploration expenditures.On February 28, 2011, the Company entered into an Exploration and Option Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Project, Mohave County, Arizona.  The terms require the establishment of a Management Committee in which Robert Coale, the Company’s President, was elected to serve as a Member of the Management Committee.

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

By May 31, 2012, the Company had incurred approximately $82,158 on exploration of the property. As of May 31, 2012, the Company had incurred an additional $45,455 in exploration expenditures. The total amount of exploration expenditures made on the Moss Property is $282,777.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring after May 31, 2012, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through the date these financial statements were issued.  The following items should be disclosed:

•	On July 9, 2012, the Company defined the Patriot 2012 Stock Option Plan and issued stock options as described in “Note 9 - Stock Options”.
•	As of July 31, 2012, 100,000 stock options granted on July 9, 2012, were exercised as described in “Note 9 – Stock Options”.
•	On August 9, 2012 the Company closed a private placement of 500,000 units for a total offering price of $25,000. For further details see “Note 11 - Common Stock Transactions”

The Company has concluded that there are no other significant or material transactions to be reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 29, 2012	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	August 29, 2012

/s/ Jared Beebe Jared Beebe	Director	August 29, 2012

/s/ Dennis Lance Dennis Lance	Director	August 29, 2012

/s/ Karl Boltz	Director	August 29, 2012
Karl Boltz