Form 10-K/A
period 2012-05-31
PATRIOT GOLD CORP
filed 2012-08-30
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2012 was 26,824,400 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on August 29, 2012 (the "Form 10-K"), is solely to correct a clerical error in the common stock issued and outstanding and furnish an updated Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

The percentages below are calculated based on 26,824,400 shares of Common Stock which are issued and outstanding as of August 29, 2012.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D165, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	6,300,000	(1)	23.5%
Almir Ramic	1,730,000	(2)	6.5%
Colin Bruce Worth	1,600,000	(3)	6.0%
Peak Geological Inc.	1,400,000		5.2%
Jared Beebe	-		-
Dennis Lance	-		-
Karl Boltz	-		-
Directors and Officers as a Group (4 individuals)	6,300,000		23.5%

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

PATRIOT GOLD CORP.

Dated: August 30, 2012	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	August 30, 2012

/s/ Jared Beebe Jared Beebe	Director	August 30, 2012

/s/ Dennis Lance Dennis Lance	Director	August 30, 2012

/s/ Karl Boltz	Director	August 30, 2012
Karl Boltz