Form 10-Q
period 2012-08-31
PATRIOT GOLD CORP
filed 2012-10-09
CIK 1080448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,824,400 shares of common stock, $0.001 par value, issued and outstanding as of September 17, 2012.

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending August 31, 2012 for the following reasons:

a)   The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)   The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c)   The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

 INDEX TO EXHIBITS

Exhibit No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

*           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending August 31, 2012 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2012 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President