Form 10-Q
period 2012-11-30
PATRIOT GOLD CORP
filed 2013-01-10
CIK 1080448

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,844,400 shares of common stock, $0.001 par value, issued and outstanding as of January 2, 2013.

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2012 for the following reasons:

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 6, 2012, the Company closed a private placement with an unrelated party of 1,000,000 units (the "Units") at $.06 per Unit for a total offering price of $60,000.  Each Unit consisted of one share of Common Stock and (i) one Class A Warrant to purchase one share of Common Stock upon due exercise of the Warrants beginning March 6, 2013 at $.10 per share and expire ten years thereafter; (ii) one Class B Warrant to purchase one share of Common Stock upon due exercise of the Warrants beginning September 6, 2013 at $.14 per share and expire ten years thereafter; and (iii) one Class C Warrant to purchase one share of Common Stock upon due exercise of the Warrants beginning March 6, 2014 at $.18 per share and expire ten years thereafter. The private placement was accepted pursuant to an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

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

*           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2012 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 1/9/2013 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President