Form 10-Q
period 2013-02-28
PATRIOT GOLD CORP
filed 2013-04-12
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,519,004 shares of common stock, $0.001 par value, issued and outstanding as of February 28, 2013.

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 28, 2013 for the following reasons:

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between December 2012 and February 2013 the Company closed three private placements with unrelated parties for an aggregate  674,604  units at an aggregate purchase price of $100,000 USD. Each unit consisted of one share of common stock and one class A warrant entitling the subscriber to one share of common stock upon due exercise of the warrant. The private placements were accepted pursuant to an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.  The proceeds will be used as working capital.

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

*           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 28, 2013 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2013 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President