Form 10-K
period 2013-05-31
PATRIOT GOLD CORP
filed 2013-08-29
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013
Commission file number: 0--32919

PATRIOT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D165
Las Vegas, Nevada, 89103
(Address of principal executive offices)

866-998-4223 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2012 was approximately $5,719,037.

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2013 was 30,976,147 shares.

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

Leaching . Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

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

Patented or Unpatented Mining Claims. In this Annual Report, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the United States government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on United States government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the United States government, one could be evicted.

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

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s) , An excavation from which ore has been removed from sub-vertical openings above or below levels.

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

Development of Business

We were incorporated in the State of Nevada on November 30, 1998. We were originally organized to engage in the business of breeding, raising and marketing ostriches, ostrich meat and ostrich by-products to the wholesale and retail markets. We operated from November 30, 1998 through approximately May 31, 2000 when we ceased all operations due to lack of capital.

On or about May 1, 2001, the directors determined that it was in the best interest of our stockholders to become active again and we began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. In June, 2003, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing the name of our Company to Patriot Gold Corp. and moving the Company into its current business of natural resource exploration and mining. On June 17, 2003, we adopted a new trading symbol - PGOL- to reflect the name change. The Company has been in the resource exploration and mining business since June, 2003.

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

On May 28, 2010, Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn up to 75% in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon Provex will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Property, Mohave County, Arizona.  Upon execution of the agreement ISGC paid the Company $500,000 USD and must spend an aggregate total of US$8 million on exploration and related expenditures over the next five years.  Subsequent to exercise of the earn-in, ISGC and the Company shall form a 70/30 joint venture.

In March, 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”).

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have several properties under option.  One of the properties is in the early stages of exploration.  The second property exploration program is well under way and working towards establishing a resource.  Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Financing

There was $219,600 of fund raising activities undertaken by the Company during the fiscal year ended May 31, 2013.  Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months.  Therefore, current cash on hand is not sufficient to fund planned operations for 2013.  Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

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

Employees

Currently, we have no full time employees. Our officers and directors provide planning and organizational services for us on a part-time basis.  All field work is tendered out and completed by service providers and/or exploration partners.

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

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn up to 75%  undivided interest in the Bruner and the Bruner Property Expansion.  Canamex must spend an aggregate total of US $6 million on exploration and related expenditures over the next seven years whereupon the Company will grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.

Item 1A.          Risk Factors

Factors that May Affect Future Results

1. We will require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

4. Because we are in the early stages of business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the early stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

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

Risks Related To Legal Uncertainties and Regulations

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

Bruner, Bruner Expansion and Vernal Properties

Map showing the location of our Bruner and Vernal properties located in Central Western Nevada.

Acquisition of Interests - Bruner, Bruner Expansion and Vernal Properties

Pursuant to a Property Option Agreement (“BV Agreement”), dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.  Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western central Nevada.  The Bruner position was subsequently expanded from 16 unpatented mining claims to 80 unpatented mining claims bringing the total at Bruner to approximately 1,653 acres.  Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of the BV Agreement.

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

Pursuant to the BV Agreement, we have a one-time option to purchase up to 2% of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

 To date, the Company has paid the option payments totaling $92,500, and has accumulated  approximately $ 625,070 and $77,950 of exploration expenditures on  the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada.  Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.  The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal Properies to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

On May 28, 2010 Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn up to 75% undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as (the “Bruner Properties”). Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supercede the current agreement

Bruner Properties

Description and Location of the Bruner Properties

The Bruner Property is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. There is no mining plant or equipment located within the property boundaries. Currently, there is no power or water supply to the mineral claims.

We hold the Bruner property via 80 unpatented mining claims (approximately 1,653 acres) and 28 patented claims (approximately 477 acres). Canamex has subsequently added new unpatented claims to the northern end of the Bruner Property which are now part of the aforementioned May 28, 2010 option agreement with Canamex and the area of interest. The Bruner claims presently do not have any identified mineral reserves.

Exploration History of the Bruner Properties

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

The 28 patented claims contain the Duluth set of workings on the south end of the claim group comprising over 1000 feet of workings in 3 shafts and numerous stopes.  Past production from the Duluth is reported as $70,000 of gold and silver from 1935 to 1944.  This amount is based on a gold price of $35 per ounce and a silver price averaging $0.43 per ounce.  The Paymaster mine is located on the north end of the patented claim group.  It has a 375-foot shaft with 2,000 feet of workings on three levels.  The Paymaster has no recorded production.

The unpatented claims contain the Penelas workings with 1000 feet of shaft and 4,000 feet of crosscuts on nine levels.  Past production from the Penelas is recorded at over 26,000 ounces of gold and 120,000 ounces of silver from 1935 to 1942.  Other historic workings include the Bruner adit with over 1,000 feet of workings and several shafts, and the Derelict mine with a 300 foot shaft and small open pit.

Modern exploration of the Bruner Properties began in 1979 and included the following work:

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

The compilation of patented claims has identified at least four viable drill targets separate from the Company’s original target.  These targets include the Duluth, Penelas, Paymaster and Bruno which have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin.

In October 2011, a two phase gold-silver drilling program totaling approximately 9,150 meters (30,000 feet) in 57 drill holes was initiated. Phase I was designed to consist of 12 holes testing two target types: 1) high ‐ grade veins that were mined historically the first half of the 20th century but largely ignored by exploration drilling in the second half of the century; and 2) the extension of the 385,000 ounce historical resource reported by Miramar Mining in 1993. This resource is not NI 43 ‐ 101 compliant and the Company cannot currently verify the resource. The Phase I drilling results will be analyzed and compiled for finalization of the Phase two program, intended for the 2012 field season.

In November 2011 the Phase I exploration drilling program commenced at the Bruner Properties.  In March 2012, the final geochemical results from this program were announced which consisted of 2,434 meters (7,985 feet) in 13 angled RC drill holes. Two of the first three holes drilled  into the Penelas East Vein System intersected +10 g/t (+.292 oz/ton) gold. Drill hole B-1115 penetrated a vein nearly 400 feet below the surface and 400 feet south of the historic drill intercepts in BRU-085 and BRU-105.

In May 2012, column leach test work was initiated on a bulk sample from underground on the Bruner Properties. Approximately 650 kilograms (1500 lbs.) of minus 6-inch material collected from the Upper Adit at the Bruner gold-silver project were delivered to a metallurgical test facility which specializes in cyanidation tests for heap leaching. The final cyanide column leach results showed a +85% gold extraction in 83 days on the sample with +80% extractions in both -3 inch and -3/4 inch crush sizes in 40 days.

In May 2012, Phase II drilling was proposed to test the extensions to the high-grade gold-silver intersected in the Penelas East vein in drill hole B-1115. The drilling is intended to test the strike extension and the dip extension of the intercept in B-1115 between 30-60 meters (100-200 feet) along strike to the north and to the south and 30-60 meters (100- 200 feet) below the elevation of the intercept in B-1115 to evaluate the potential for continuity along strike and increased potential with depth per the epithermal vein model.

In August 2012 the first of 6 Reverse circulation (RC) drill holes for the Phase II drilling program, drill hole B-1201 intersected 360 feet of 0.119 oz/ton gold (Au) or (118 m of 4.08 grams per tonne (g/t) Au), delivering the best intercepts ever drilled to date at the project. In October 2012 we announced further assay results from hole B-1278C  which intersected 172 feet (52.4 meters) averaging 0.064 opt (2.21 gpt) Au. The hole intersected two zones of gold mineralization: an upper zone of 52 feet at 188-240 feet grading 0.060 opt (15.85 meters of 2.07 gpt) Au, and a lower zone of 120 feet at 564-684 feet grading 0.066 opt (36.58 meters of 2.27 gpt) Au. The upper interval included a 4-ft. intercept grading 0.537 opt (18.4 gpt) Au and the lower zone included a 4-ft. interval grading 0.983 opt (33.7 gpt) Au. A total of sixteen holes are planned for this phase of drilling of the new discovery at Penelas East to test the continuity of this mineralization both to the north and the south.

In March 2013 a Reverse Circulation ("RC") drill program of 22,000 feet was announced and scheduled to commence at the Bruner Properties. The drilling phase will begin on the west side of the northern extension of the former producing July-Duluth mine sites and then move east to the Penelas East discovery area, where drilling in 2012 encountered a mineralized interval of 360 feet grading 0.119 ounces per ton (118.11 meters of 4.08 grams per tonne) gold (Au).  Metallurgical test work is underway on drill samples from the Penelas East discovery deposit area with results to be reported shortly.

Vernal Property

28 27
33 34
27 26
34 35
Vernal 5
Vernal 7
Vernal 9
VERNAL 11
VERNAL 13
Vernal 15
T14N R39E
33 34
4 3
NOV
34 35
3 2
Vernal 6
Vernal 8
Vernal 10
VERNAL 12
VERNAL 14
Vernal 16
T13N R39E
Patriot Claim Block
Fallon, Nevada 80 miles
N
PATRIOT GOLD CORP
Vernal Project
Location and Land Status
Nye County, Nevada
0
2000
FEET

Description and Location of the Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads.   We hold the property via 12 unpatented mining claims (approximately 248 acres).

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

In July 2003, members of our Board of Directors and geology team made an onsite inspection of the Vernal property.  Mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed.  In March 2005, we initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service.

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

MinQuest Claims

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest.  On March 4, 2004 the Company signed a Letter Agreement (the “Agreement”) that earned it a 100% interest in these claims by paying MinQuest a one-time fee of $50,000.  This $50,000 fee was paid on July 7, 2004.  Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

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

In January 2004, Mr. Robert Coale P.E, current President and Director, visited the site to see the overall geological setting and occurrence of mineralization and evaluated the drilling program proposed by MinQuest. At that time, the metallurgical data and reports that had been collected from the sellers were reviewed. Mr. Coale’s analysis revealed that reagent (liquid chemicals used for leaching) consumptions are acceptable and deleterious compounds (minerals present in the ore that would be difficult to work with) were not apparent. He recommended bulk sampling at a selected location in the future once the definition of the ore body was further advanced through drilling.  On May 31, 2004, Robert Sibthorpe presented his report to Management with a summary of the property, a review of a draft budget and a layout of the drilling program planned for the property.

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

Greenwood Claim

On January 18, 2005, the Company acquired a single patented claim from a group of individuals represented by an escrow agent, for $150,000.

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

Exploration History of the Moss Property

Discovered in 1864, the Moss Mine was the first gold discovery made in the Oatman District.  Historical records show that the Oatman District produced up to two million ounces of gold mostly from underground mines. The Moss Property contains the site of the former Moss Mine. The Moss Mine reportedly produced high-grade gold values of $114,000 from two tons of ore at $20 per ounce of gold.  A reported $240,000 of gold and silver were produced from the Moss property before 1880.  The mine was worked intermittently through the 1930’s but produced only minor amounts of gold after the initial bonanza grades.   The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals. The most significant historic mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply to the north. These veins should intersect the Moss Mine vein at depth. The project area is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall commonly has several tens of feet of stockwork veining. Gold values are somewhat erratic but appear to be highest in the thicker and deeper parts of the vein explored to date.

The Company’s initial exploration of the Moss Property has consisted of geologic mapping, vein geochemical sampling and drill testing of the identified veins.  Numerous drill holes from past drilling programs, combined with sampling of underground workings within the patented mining claims, have culminated in a pre-feasibility study based on drill results from pre-1992 exploration.

In the Spring of 2004, the Company commenced Phase 1 drilling at the Moss Property. By the year end, a total of 36 holes were drilled totaling 8,807 feet. Thirty holes were drilled on the Gintoff Claim on the Moss Property, and six holes were drilled on one of the adjacent parcels of land. The easternmost section of the Property, which was mostly untested by drilling, was drilled with thirty reverse circulation holes. This allowed accurate cross-sections to be made for this area. The coverage on this section is generally two or three holes on 100 foot sections testing grades and widths from 50-250 feet down dip. In the western area, limited confirmation drilling was carried out and the results obtained were generally in line with the values obtained by previous operators. Geological information obtained may now provide a structural explanation for the lack of success obtained here to date by previous operators. A study of all drilling results through 2004 at the Moss Property indicated a tendency for total gold content to increase with intercept depth. Roughly 60% of the deeper holes have better intercepts than shallow holes.

In April 2005, the Company initiated an expanded Phase II drilling program to test for possible high-grade (0.30 ounces per ton or above) down-dip extensions of the Moss vein. The program originally included 10-15 holes ranging from 500 to 1300 feet for a total of approximately 12,000 feet of reverse circulation (RC) drilling.  The budget for this program was $643,700. The first portion of this expanded drilling program was expected to be completed by the fall of 2005, however, after eight holes were attempted, drilling was halted because of inadequate capabilities of the drill rig to penetrate the granites. The remainder of the program was completed when the Company completed 6 core holes from November 2006 to February 2007 for a total amount drilled of 3,917 feet.  The exploration program failed to find higher grades but it did show that the vein system continues to at least 800 feet below the surface and appears to be thickening.

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

Using the column leach data obtained from the testing program completed in April 2008 as well as additional information, the Company may engage an outside firm to conduct a preliminary economic analysis that will evaluate the overall value of the property considering metallurgical recovery, volume and gold grade of mineralized rock, capital and operating costs, and other factors.  This information would be used to define additional work needed to enhance the value of the property.

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

In January 2010, the Company engaged Mr. Paul D. Noland, a registered professional geologist, to conduct an independent resource study.  The report concluded that the Moss Property hosts a drill indicated gold-silver estimate and requires systematic in-fill and down-dip drilling to be placed into a final reserve category. No economic or mining feasibility parameters were applied however, a cursory examination of several sections in the heart of the resource area suggests that the entire resource (Main Zone and Hanging wall Zone) may be exploited by an open pit with a stripping ratio of between 3:1 and 4:1, and average pit wall slope of 45 degrees. This estimate was determined using the assumption that the deposit will be an open pit, bulk minable, heap leach mine. To keep mining and grade control cost minimal, sub-cut off grade material within the boundary of the resource was allowed to dilute the final grade.

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

In March 2010, Patriot Gold engaged an outside firm to initiate a series of metallurgical tests to focus on the amenability of the Moss deposit to heap leaching gold/silver recovery.  Core from Moss was tested in four column leach tests with crush sizes up to 2 inches. The crushed ore was leached in 5 feet high columns for a minimum of 200 days. The tests results determined maximum obtainable gold and silver recoveries from the sample material using leaching as well as the leach times needed for maximum recovery.

Moss Property Option Agreement

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine Property, Mohave County, Arizona.  Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and must spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, ISGC and Patriot Gold will form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party may be diluted on the basis of a standard formula if they do not contribute to the planned programs. If either party is diluted below 10 percent, their interest will convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR exists on the Moss Mine Property.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

Shortly thereafter, drilling equipment and personnel were mobilized to the site to take additional core and reverse circulation samples.  The purpose of its Phase I drilling campaign was to correlate and corroborate the results of previous work and to provide step-out drilling to further define the limits of the deposit.

In April 2011, an additional 144 claims adjacent to and contiguous to the Moss Property were staked.  As per the Moss Agreement, any claims staked by either party within one mile of the claim boundaries are subject to the terms of the original agreement.

Through July 2011, 15 drill holes by both reverse-circulation (RC) and coring techniques were completed as part of the Phase I Moss Property drilling program. The purpose of these holes was to evaluate and test the extensions of the mineralized zone as well as to confirm the results of prior drilling and exploration work.  We announced  the findings from the results received from the drilling which demonstrate the thicknesses and grades encountered are compatible with historical drill results where 30 to 50 m intervals of 1+ gram gold.

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

In October 2011, a National Instrument 43-101 compliant Independent Resource Calculation was completed by Scott E. Wilson Consulting.

In February 2012, we announced Phase II results of the Moss Property for the first 18 holes of the planned 20,000 foot (6500 meter) in-fill drill and resource expansion program. It was reported that all five of the Phase II infill holes, AR124, 125, 127, 128 and 133 were successful, with each hole intersecting 24+ meter widths of mineralized material. The significant intersections returned from Phase II drilling are consistent with results from our Phase I drill program. Importantly, they demonstrate the consistent internal distribution of gold we’ve come to expect from the Moss gold-silver system.

Highlights from the first 18 holes of Phase II Drilling – Moss Property

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

In May 2012 we reported further successful results from drilling core as the final part of the Phase II infill drill and resource expansion program. This completed drill results for all 41 holes in the current drilling program: 18 RC (reverse circulation) drill holes and 23 diamond drill (core) holes.

Highlights from core holes 19 through 41 are as in the table below:

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
* AuEq (gpt) = Au (gpt) + 1/40th Ag (gpt)
*gpt = grams / metric tonne

The update identified that the gold/silver mineralized structure now spans 6,000 ft on strike, remaining open to the West, East and at depth. High-grade feeder veins were intersected to the south and are believed to be associated with historic mining activity dating back to the early 1900's. We continue to encounter multi-meter, 1+ gpt Gold Eqv intervals and multi-gram hot spots, contained within 40+ meter intersections, running well above internal cut-off grades.

In July 2012 we reported on channel samples taken underground near the vicinity of the Allen Shaft at the Moss Property. The sampling taken at five foot intervals across the roof of drifts and cross-cuts on the -60 level consistently shows 1.5+ gpt gold equivalent grades returned, further demonstrating the remarkable uniformity of the Moss stockwork vein Gold-Silver system both on strike and at depth. The main drift east averaged 4.73 gpt gold equivalent over 6.1m and stopped in 7.58 gpt gold equivalent mineralization.

Underground sampling results are provided below:

Underground Sampling Area	Interval	Grade AuEq	From	To	Au	Ag
	(m)	(gpt)	(m)	(m)	(gpt)	(gpt)
South X-Cut off Main Drift Sta 30' W	6.10	1.98	1.52	7.62	1.83	6.4
North X-Cut off Main Drift Sta 40' W	13.72	1.92	1.52	15.24	1.64	11.2
	4.57	2.51	1.52	6.10	2.28	9.0
	1.52	6.03	9.14	10.67	5.29	29.4
North X-Cut off Main Drift Sta 60' W	7.62	1.28	1.52	9.14	0.98	12.1
North X-Cut off Main Drift Sta 150' W	12.19	1.73	1.52	13.72	1.49	9.5
	1.52	4.43	6.10	7.62	3.69	29.7
North X-Cut off Main Drift Sta 200' W	1.52	2.14	9.14	10.67	1.88	10.3
Sub-Drift East from Office X-Cut at Sta 260' N	4.57	2.79	1.52	6.10	2.40	15.5
Sub-Drift East from Office X-Cut at Sta 275' N	3.05	1.39	1.52	4.57	1.24	6.0
 * AuEq (gpt) = Au (gpt) + 1/40th Ag(gpt)
 *gpt = grams / metric tonne

In October 2012, we announced plans to commence a resource definition drill program to expand the parameters of a potential starter pit at the Moss Property. The program would focus on two central hills on patented (private) ground within the property where mineralization is exposed at the surface. Drilling is designed to assist the technical team in the preliminary design and modeling of a starter pit in the central area of the mineralized gold-silver corridor. The upcoming drill program is also expected to allow the construction of a mine plan and mine design as required by Arizona Dept. of Environmental Quality (AZ DEQ) for an Aquifer Protection Permit (APP).

In November 2012, we provided a comprehensive update on exploration and development plans for the Moss Property. Some key highlights of the update were as summarized below:

•	Additional resource definition drill program currently underway to increase resources adjacent to proposed pits and for data use in mine design and planning.

•	Low strip ratio in initial mining areas possible.

•	Amenable to low cost, heap leach, open pit mining.

•	Major stockwork vein system outcropping at surface for 5,000 feet.

•	Metallurgical test-work underway.

•	3 Phase Mine Development Plan to include:

o	Application for Aquifer Protection Permit for 90,000 tonne Pilot Phase I quarry/leach pad will be submitted to Arizona Department of Environmental Quality (DEQ) by month end.

o	Phase II production target, 5,000 tpd.

o	Phase III production target 10,000 tpd.

The 3 Phase Mine Development Plan is designed to sequentially progress the project from conceptual design and laboratory test work to pilot plant testing in the field and, if this is successful, to secure financing and permitting approval for building a 5000 tonnes per day mine initially and, if this is successful, then move to 10,000 tonnes per day ultimately.  The mine, should it proceed to production, will be a classic heap leach operation.

The business plan has been specifically designed to take advantage of the natural attributes of the Moss deposit while minimizing the capital required to get into production and minimizing the lead time in doing so, thereby reducing project development risk and capital risk. The immediate goal is the completion of a Preliminary Economic Assessment (PEA) which will incorporate mine, processing and heap leach designs. This will also include estimates of capital and operating costs and pre-tax cash flows for Phases I and II. A scoping level analysis will be subsequently prepared for Phase III.

Phase I is a pilot plant operation with operations expected to commence mid 2013. Phase II operations are expected to commence in early 2014 at a rate of 5,000 tpd. Phase III operations are expected to commence in 2017 at a rate of 10,000 tpd.  Our exploration partner has completed a Preliminary Economic Assessment (PEA) of the Moss Project using these numbers as the basis.  A Bankable Feasibility Study is also now underway and expected to be completed in early 2014. Please refer to the Patriot Gold Corp. website at www.patriotgoldcorp.com for further information.

Item 3.          Legal Proceedings.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information .

Our common stock is traded on the on the OTCBB and the OTCQB, a marketplace developed by the OTC Markets Group, Inc.  (“OTCQB”) under the ticker symbol “PGOL.” Both marketplaces have limited quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.com during the years ending May 31, 2013 and May 31, 2012:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2013	Fourth Quarter	$0.15	$0.07
	Third Quarter	$0.24	$0.13
	Second Quarter	$0.25	$0.11
	First Quarter	$0.20	$0.03
2012	Fourth Quarter	$0.07	$0.04
	Third Quarter	$0.06	$0.04
	Second Quarter	$0.10	$0.03
	First Quarter	$0.14	$0.07

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders .

On May 31, 2013, there were approximately sixty-seven (67) holders of record of the Company’s common stock.

Dividends .

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

Warrants or Options.

There were 4,531,747 warrants issued during the fiscal year ending May 31, 2013.  For further information, see Note 7 - Common Stock Transactions in the financial statements included in this 10-K filing.

There were 2,520,000 stock options issued during the fiscal year ending May 31, 2013, of which 120,000 were exercised and 1,600,000 were cancelled.  For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2013, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of May 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	700,000	$0.10	0
2005 Stock Option Plan*	300,000	$0.20	1,700,000
2012 Stock Option Plan	0	0	3,780,000
Share Purchase Warrants	0	N/A	N/A

* As of May 26, 2013, the 2003 Plan expired therefore there are no shares available for grant under this plan.

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2013:

Pursuant to the  2005 and 2012 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plans are administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the Board of Directors functions as the Committee.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

For further information see Note. 7 Common Stock Transactions in the financial statements included in this 10-K filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2013.

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

Plan of Operation

During the twelve-month period ending May 31, 2014, our objective is to continue to monitor the exploration of our properties in accordance with our option agreements (the funds in our treasury are not sufficient to meet all planned activities as outlined below).  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2014.

Results of Operations

The Twelve Months Ended May 31, 2013 compared to the Twelve Months Ended May 31, 2012

The Company had no revenues during the fiscal years ended May 31, 2013 and 2012 as it is in the exploration state and accordingly has not realized revenue from operations. Net loss for the year ended May 31, 2013 was $334,035 compared to net loss of $479,687 for the year ended May 31, 2012.  The approximate $145,000 decrease in our net loss is represented by a decrease of $92,000 in general consulting services due to reduced needs; an approximate $42,000 decrease in accounting fees due to non-accrual of audit fees and reduced quarterly filing requirement; an approximate increase of $10,000 in legal fees due to an equitable relief action; an approximate increase of $17,000 in corporate communications due primarily to increased communication needs as a result of property exploration activity; and an approximate decrease of $38,000 in exploration expenses resulting from third party exploration expenditure requirements specified by terms of the property option agreements further outlined herein.

The Twelve Months Ended May 31, 2012 compared to the Twelve Months Ended May 31, 2011

The Company had no revenues during the fiscal years ended May 31, 2012 and 2011 as it is in the exploration state and accordingly has not realized revenue from operations. Net loss for the year ended May 31, 2012 was $479,687 compared to net income of $74,259 for the year ended May 31, 2011.  The significant decrease in net income is due to $500,000 received in 2011 for the sale of mineral property rights to a third party, which was recorded in “Other income (expense)”.

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

Liquidity and Capital Resources

We had total assets of $86,083 at May 31, 2013 consisting of cash of $46,895, prepaid expenses of $25,033 and reclamation deposits of $14,155.  We had total liabilities of $2,040 at May 31, 2013 all of which are current liabilities consisting of accounts payable.

We anticipate that we will incur the following to May 31, 2013:

•	$250,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $374,623 for the year ended May 31, 2013 while cash used in operations was $458,860 in 2012.  The decrease in cash used in operations for the year ended May 31, 2013 was due to the decrease in operating expenses.
Investing activities in 2013 and 2012 were $nil.

Financing activities during 2013 generated cash of $219,000 through a series of private placements and stock option exercises.  For further information see Note. 7 Common Stock Transactions in the financial statements included in this 10-K filing.

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

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2013, the Company’s internal control over financial reporting was effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2013.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2013 and to date, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

Item 9B.          Other Information.

None.
PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Directors and Officers .

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	President, Chief Executive Officer, Secretary Treasurer, and Director	73	Oct. 13, 2005(1)
Jared Beebe	Director	62	September 5, 2008
Dennis Lance	Director	68	February 1, 2010(2)
Karl Boltz	Vice President, Business Development and Director	50	July 9, 2012

(1)   Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2)   Mr. Lance resigned as Director on October 25, 2012.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and has served as our President, Chief Executive Officer, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to present.   Mr. Coale has over 47 years of resource related business and management experience and is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems, including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.  Mr. Coale serves on the Board of Directors of Giant Resources Inc. from April, 2004; and Rush Exploration Inc. from September, 2008, each of which is a publicly traded exploration company. Mr. Coale is also a Technical Advisor for Premium Exploration Inc. and a past Director of Goldfields International Inc. and Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp.  Mr. Coale is a Professional Engineer and holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

Jared Beebe is an experienced geologist with an extensive background in mineral exploration.   In his nearly 20 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States.  He is currently an independent consulting Project Manager.  He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981.  He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe is currently a Director of Goldfields International Inc, a publicly-traded junior mineral exploration company.

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

Audit Committee Financial Expert .

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. Currently the Board of Directors function as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance .

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

Code of Ethics .

The Company has not adopted a Code of Ethics due to the size and limited resources of the Company.

Changes to Procedures for Recommendations of Director Nominees .

During the fiscal year ended May 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2013 and 2012 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2013, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2013 and whose total compensation during the fiscal year ended May 31, 2013 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2013 and whose total compensation during the fiscal year ended May 31, 2013 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale(2)	2012	20,854	0	0	0	0	0	0	20,854
	2013	10,088	0	0	0	0	0	0	10,088

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exer- cise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Mark- et Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	200,000(1)	0	0	0.25	March 10, 2016	0	0	0	0

(1) On March 10, 2006, Mr. Coale was granted the right to purchase 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan.  The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009 and had a fair market value at issuance of $41,839. These options have fully vested.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2013 for services rendered by the Directors.

Name	Fees earned or paid in cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Coale(1)	10,088	0	200,000(2)	0	0	0	0
Jared Beebe(3)	6,000	0	0	0	0	0	0
Dennis Lance(4)	2,500	0	0	0	0	0	0
Karl Boltz(5)	12,150	0	800,000(6)	0	0	0	0

(1)
Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2)
On March 10, 2006, Mr. Coale was granted the right to purchase 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan.  The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009 and had a fair market value at issuance of $41,839.  These options have fully vested.

(3)	Mr. Beebe was appointed on September 5, 2008.
(4)	Mr. Lance resigned as Director on October 25, 2012.
(5)	Mr. Boltz was appointed on July 9, 2012.
(6)
On July 9, 2012, the Company Board of Directors appointed Mr. Karl J. Boltz as a member of the Board of Directors and the Vice President of Business Development.  Pursuant to this appointment, the Company entered into Stock Option Agreements with Mr. Boltz issuing him (i) 800,000 stock options to purchase one share of common stock at a price of $0.10; (ii) 800,000 stock options to purchase one share of common stock at a price of $0.20; and (iii) 800,000 stock options to purchase one share of common stock at a price of $0.30 until July 9, 2022.  On May 31, 2013, 1,600,000 options granted to this Director under the 2005 Plan were cancelled. For the year ended May 31, 2013, the Company recognized $8,393 (2012 - $nil) in stock option compensation expense relating to this agreement.  For further details of this agreement, see Note 6 – Stock Options in the Notes to the Consolidated Financial Statements.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 28,976,147 shares of Common Stock which are issued and outstanding as of May 31, 2013.  Unless indicated otherwise, all addresses below are c/o Patriot Gold Corp., 3651 Lindell Road, Suite D, Las Vegas, Nevada, 89103.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	6,300,000	(1)	21.7%
Jared Beebe	-		-
Dennis Lance (2)	-		-
Karl Boltz	800,000(3)		2.8%
Directors and Officers as a Group (3 individuals)	7,100,000		24.5%

(1)	Includes 200,000 options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.25 per share.
(2)	Mr. Lance resigned effective October 25, 2012.
(3)	Includes 700,000 options pursuant to the 2003 Plan and 100,000 options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share.

Shareholder Agreements

Mr. Robert Coale is a party to two shareholder agreements with the Company for shares held by Mr. Coale; the first dated January 22, 2004 for 3,000,000 common shares, and the second dated September 5, 2008, for 3,000,000 common shares whereby Mr. Coale grants the Company the option to purchase all or any portion of the shares referenced in the agreements for a purchase price of $0.01 per share.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

None

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent.”

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Robison, Hill & Co. is currently serving as the Company’s auditors. Their fees billed to the Company for the fiscal years ending May 31, 2013 and 2012 are set forth below:

	Fiscal year ending May 31, 2013	Fiscal year ending May 31, 2012
Audit Fees	$20,034	$29,671
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
4.1	Specimen common stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
4.4	Form of Class C Warrant. (3)
4.5	Form of Class D Warrant. (3)
4.6	Warrant Agreement – July 2003 private placement. (3)
4.7	Form of Class A-1 Warrant. (6)
4.8	Form of Class B-1 Warrant. (6)
4.9	Form of Class C-1 Warrant. (6)
4.10	Form of Class D-1 Warrant. (6)
4.11	Warrant Agreement – November 2003 private placement. (8)
10.1	Property Option Agreement dated as of July 25, 2003 between MinQuest Inc. and Patriot Gold Corporation. (9)
10.2	2003 Stock Option Plan (4)
10.3	Agreement dated as of September 2, 2003 by and between Patriot Gold Corp. and Bruce Johnstone. (5)
10.5	Agreement dated January 22, 2004 executed by Bruce Johnstone with respect to registration rights. (8)
10.6	Letter of Intent dated November 13, 2003 between Patriot Gold Corp. and Ms. Barbara Williams. (9)
10.7	Purchase Contract dated February 19, 2004 between the Company, the parties identified therein as the Seller and First American Title Insurance Company of Yavapai County, as escrow agent. (7)
10.8	Binding Letter Agreement, dated March 4, 2004, by and between the Company and MinQuest, Inc. (8)
10.9	Agreement with Shareholder.com (10)
10.10	2005 Stock Option Plan (11)
10.11	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Coale (12)
10.12	Buy-Back Option Agreement, dated March 10, 2006, between the Company and Robert Sibthorpe (12)
10.13	Redemption Agreement, dated March 10, 2006, between the Company and Ronald C. Blomkamp (12)
10.14	Letter Agreement, dated July 24, 2007, between MinQuest Inc. and the Company (13)
10.15	Assignment and Assumption Agreement dated January 29, 2008 between the Company and American Goldrush Corp. (14)
10.19	Assignment and Assumption Agreement dated May 30, 2008 between the Company and American Goldfields Inc. (16)
10.20	Bruner Property Option Agreement, dated April 1, 2009 between the Company and American International Ventures Inc. (17)
10.21	Resource Report for Moss Mine Gold Property(18)
10.22	2012 Stock Option Plan (19)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

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
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on March 20, 2008.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.
(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.
(19) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 20, 2013 File Number 000-32919.

PATRIOT GOLD CORP.

(An Exploration State Company)

-:-

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
May 31, 2013 and 2012	F - 2

Consolidated Statements of Operations for the
Years Ended May 31, 2013 and 2012 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2013	F - 3

Consolidated Statement of Stockholders’ Equity
Since November 30, 1998 (Inception) to May 31, 2013	F - 4

Consolidated Statements of Cash Flows for the
Years Ended May 31, 2013 and 2012 and the Cumulative Period
June 1, 2000 (Inception of Exploration State) to May 31, 2013	F – 13

Notes to Consolidated Financial Statements	F - 14

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Patriot Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Patriot Gold Corp. (an exploration stage company) as of May 31, 2013 and 2012 and the related statements of operations, and cash flows for the years ended May 31, 2013 and 2012 and the cumulative since June 1, 2000 (inception) to May 31, 2013, and the statement of stockholder’s equity since June 1, 2000 (inception) to May 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. (an exploration stage company) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012 and the cumulative since June 1, 2000 (inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 28, 2013

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2013	2012
ASSETS
Current assets
Cash	$46,895	$201,918
Prepaid expenses	25,033	10,524
Total current assets	71,928	212,442

Reclamation Deposits (Note 4)	14,155	14,155

Total assets	$86,083	$226,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,040	$36,062
Accounts payable - related party	-	1,388
Total current liabilities	2,040	37,450

Stockholders' equity
Preferred stock, par value $.001
authorized 20,000,000 shares,
no shares issued or outstanding
at May 31, 2013 and 2012	-	-
Common stock, par value $.001
authorized 100,000,000 shares;
issued and outstanding shares: 28,976,147 at
May 31, 2013 and 26,224,400 at May 31, 2012	28,976	26,224
Additional paid-in capital	26,607,804	26,381,625
Currency translation adjustment	(16,361)	(16,361)
Deficit accumulated since inception of exploration state	(26,495,294)	(26,161,259)
Retained deficit	(41,082)	(41,082)
Total stockholders' equity	84,043	189,147

Total liabilities and stockholders' equity	$86,083	$226,597

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
			June 1, 2000
			Inception of
	For the Years Ended May 31,		Exploration
	2013	2012	State

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross margin	-	-	-

Expenses
Mineral costs	22,205	59,846	3,857,225
General and administrative	311,926	419,924	23,597,915
Net loss from operations	(334,131)	(479,770)	(27,455,140)

Other income / (expense)
Interest	-	186	455,282
Currency exchange	96	(103)	4,564
Sale of mineral rights	-	-	500,000
Net other income (expense)	96	83	959,846

Net loss	$(334,035)	$(479,687)	$(26,495,294)

Earnings per share - basic and diluted
Income (loss) per share	(0.01)	(0.02)
Weighted average shares outstanding	27,787,265	26,224,400

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Continued)

									Deficit
							Cumulative		Accumulated
						Subscription	Currency		During
	Preferred Stock		Common Stock		Paid-In	Stock	Translation	Retained	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Adjustment	Deficit	State

Private placement, common share issuances for cash at $0.05 per unit on August 9, 2012	-	-	500,000	500	24,500	-	-	-	-

Private placement, common share issuances for cash at $0.06 per unit on September 6, 2012	-	-	1,000,000	1,000	59,000	-	-	-	-

Private placement, common share issuances for cash at $0.14 per unit on December 27, 2012	-	-	357,143	357	49,643	-	-	-	-

Private placement, common share issuances for cash at $0.18 per unit on January 7, 2013	-	-	138,889	139	24,861	-	-	-	-

Private placement, common share issuances for cash at $0.14 per unit on February 8, 2013	-	-	178,572	179	24,821	-	-	-	-

Private placement, common share issuances for cash at $0.07 per unit on March 25, 2013	-	-	357,143	357	24,643	-	-	-	-

Stock-based compensation	-	-			9,331	-	-	-	-

Exercise of common stock options	-	-	220,000	220	9,380	-	-	-	-

Net Income	-	-	-	-	-	-	-	-	(334,035)

Balance May 31, 2013	-	$-	28,976,147	$28,976	$26,607,804	$-	$(16,361)	$(41,082)	$(26,495,294)

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			June 1, 2000
	For the Twelve Months Ended		Inception of
	May 31,		Exploration
	2013	2012	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(334,035)	$(479,687)	$(26,495,294)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	9,331	-	5,012,815
Common Stock Issued for Services	-	-	16,267,500
Depreciation	-	-	4,193
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(14,509)	(5,504)	(25,033)
Increase (Decrease) in Accounts Payable
including related party	(35,410)	26,331	(4,203)
Net cash flows from operating activities	(374,623)	(458,860)	(5,240,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Office Equipment	-	-	(4,193)
Reclamation Deposit	-	-	(14,155)
Net cash flows from investing activities	-	-	(18,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	219,600	-	5,325,425
Redemption of Common Shares	-	-	(30,000)
Proceeds from Contributed Capital	-	-	9,840
Net cash flows from financing activities	219,600	-	5,305,265

Net (Decrease) Increase in
Cash and Cash Equivalents	(155,023)	(458,860)	46,895
Cash and Cash Equivalents
at Beginning of Period	201,918	660,778	-
Cash and Cash Equivalents
at End of Period	$46,895	$201,918	$46,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Subscription Receivable by the cancellation of Common Stock	$-	$-	$79,000

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.
(An Exploration State Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2013. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company to a natural resource exploration company. The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties. Since June 1, 2003, the Company has been in the exploration state.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.  On April 16, 2010 the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property and the Bruner Expansion property to Provex. Pursuant to the Assignment Agreement, Provex assumed the rights, agreed to perform all duties and obligations of the Company arising under the Bruner and Vernal Property Option Agreement and the Bruner Expansion Property Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has not realized any revenue from its present operations. During the year ended May 31, 2013, the Company incurred a net operating loss of $334,035. The Company has an accumulated deficit of $26,495,294 at May 31, 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months. Therefore, current cash on hand is not sufficient to fund planned operations for 2013.  Please refer to Note 5 for additional details on property commitments.  Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.  Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Provex.  Collectively, they are referred to herein as “the Company”.  Inter-company accounts and transactions have been eliminated.

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

During the year ended May 31, 2013, Management changed its policy regarding accrual of audit fees such that year end audit fees are no longer accrued at year end but instead will be expensed in the period year end audit fees are incurred.  This change was made to more accurately recognize expenses in the period incurred.  Management is treating this change as a change in an estimate.  As a result of this change, accounting fees have decreased $12,000 for the year ended May 31, 2013.

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

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company had no cash equivalent as of May 31, 2013.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)    monetary items at the rate prevailing at the balance sheet date;
ii)   non-monetary items at the historical exchange rate;
iii)  revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses arising on translation are included in income (loss) for the year.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. As of the years ended May 31, 2013 and 2012, the Company had 1,000,000 and 300,000, respectively, common stock options outstanding and exercisable and 7,987,747and 3,456,000, respectively, warrants outstanding of which 4,456,000 and 3,456,000, respectively, were exercisable.

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

The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s Statement of Operations equals comprehensive income.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2013 and 2012 approximates their fair values due to the short-term nature of these financial instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2013.

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

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property.  As part of the application process, the Company was required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program.  In addition, as part of the Company’s acquisition and subsequent termination of the Imperial Property Option Agreement, the reclamation bond for this property was transferred to the Company. Upon completion of the required reclamation, the Company will receive a refund of the deposit.

NOTE 5 - MINERAL PROPERTIES

Bruner and Vernal Properties

Pursuant to a Property Option Agreement (“BV Agreement”), dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada.  Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western central Nevada.  The Bruner position was subsequently expanded from 16 unpatented mining claims to 80 unpatented mining claims bringing the total at Bruner to approximately 1,653 acres.  Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of the BV Agreement.

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

Pursuant to the BV Agreement, we have a one-time option to purchase up to 2% of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We must exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

 To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $ 625,070 and $77,950 of exploration expenditures on the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada.  Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000.  In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016.  Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner.  The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction.  The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal Properies to Provex.  Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

On May 28, 2010 Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn up to 75% undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as (the “Bruner Properties”). Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supercede the current agreement

Moss Property

The Moss Property consists of 104 unpatented claims and 15 patented claims located in the Oatman Mining District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest.  On March 4, 2004 the Company signed a Letter Agreement (the “Agreement”) that earned it a 100% interest in these claims by paying MinQuest a one-time fee of $50,000.  This $50,000 fee was paid on July 7, 2004.  Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine Property, Mohave County, Arizona.  Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and must spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise of the earn-in, ISGC and Patriot Gold will form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party may be diluted on the basis of a standard formula if they do not contribute to the planned programs. If either party is diluted below 10 percent, their interest will convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR exists on the Moss Mine Property.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

As of May 31, 2013 the Company has incurred approximately $1,516,160 on exploration of the Moss Property, $5,528 of this was spent in the fiscal period being reported.

NOTE 6 - STOCK OPTIONS

Approval of 2012 Stock Plan

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

As of May 31, 2013, there were 3,780,000 shares available for grant.

2003 and 2005 Stock Option Plans

The Company’s Board of Directors adopted the 2003 Stock Option Plan in May 2003 which has reserved 5,546,000 (amended) shares of common stock and adopted the 2005 Stock Option Plan in November 2005 which has reserved an additional 2,000,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors.  As of May 31, 2013 there were 0 shares of common stock available for grant under the 2003 Plan as the plan expired on May 26, 2013.  As of May 31, 2013 there were 1,700,000 shares of common stock available for grant under the 2005 Plan.

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

Stock Option Activity

On July 9, 2012, the Board of Directors of the Company granted options to a Director of the Company to purchase 700,000 shares of the Company’s common stock under the 2003 Plan.  The stock options vested on January 9, 2013 and have an exercise price of $0.10 per share and expire 10 years from the grant date.

On July 9, 2012, the Board of Directors of the Company granted options to a Director of the Company to purchase 1,700,000 shares of the Company’s common stock purchase under the 2005 plan.  The stock options have a three year vesting schedule as follows:  100,000 option shares vest on January 9, 2013, 800,000 option shares vest on the January 9, 2014, and 800,000 options shares vest on January 9, 2015.  The options have exercise prices of $0.10, $0.20 and $0.30 corresponding to their vesting dates and expire 10 years from the grant date.  On May 31, 2013, the unvested options granted to this Director totaling 1,600,000 stock options were cancelled.  In accordance with ASC 718-20, all unrecognized stock compensation expense was immediately recognized in the Statement of Consolidated Operations in the amount of $4,180.

On July 12, 2012, the Board of Directors of the Company granted options to a consultant to purchase 100,000 shares of the Company’s common stock under the 2012 Plan.  The stock options vested immediately, have an exercise price of $0.03 per share, and expire 10 years for the date of grant.  On July 27, 2012, the 100,000 common stock purchase options were exercised for cash proceeds to the Company totaling $3,000.

On September 6, 2012, the Board of Directors of the Company granted options to a consultant to purchase 20,000 shares of the Company’s common stock under the 2012 Plan.  The stock options vested immediately, had an exercise price of $0.08 per share, and expire 10 years from the date of grant.  On October 30, 2012, the 20,000 common stock purchase options were exercised for cash proceeds to the Company totaling $1,600.

On May 15, 2013, 100,000 common stock purchase options granted June 23, 2003 were exercised for cash proceeds to the Company totaling $5,000, or $0.05 per share.

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted in 2013 was approximately $0.004 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

2013
Weighted average risk-free interest rate	0.22%
Expected life in years	10 Years
Weighted Avg Expected volatility	110.4%
Expected dividend yield	$0

The following table summarizes stock option activity and related information for the year ended May 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, May 31, 2012	300,000	$0.18	1.06	$0
Option granted	2,520,000	0.19
Options cancelled	(1,600,000)	0.25
Options exercised	(220,000)	0.04
Balance May 31, 2013	1,000,000	$0.13	7.8	$0
Exercisable at May 31, 2013	1,000,000

For the years ended May 31, 2013 and 2012, total stock compensation expense recognized in general and administrative expenses in the Statement of Operations was $9,331and $nil, respectively.

As of May 31, 2013, all outstanding options were fully vested and exercisable.  As a result there was no unrecognized stock compensation expense.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2013 the Company had 28,976,147 common shares outstanding.

On August 9, 2012 the Company completed a private placement of 500,000 units at $0.05 per unit for a total offering price of $25,000. Each unit consisted of one share of common stock of the Company, and one Class A Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.08 per share commencing on August 6, 2013 for a period of 10 years.

On September 6, 2012 the Company completed a private placement of 1,000,000 units at $0.06 per unit for a total offering price of $60,000. Each unit consisted of one share of common stock of the Company, one Class A Warrant, one Class B Warrant, and one Class C Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.10 per share commencing on March 6, 2013.  Each Class B Warrant entitles the holder to purchase one additional share of common stock at an exercise price of $0.14 per share commencing on September 9, 2013.  Each Class C Warrant entitles the holder to purchase one additional share of common stock at an exercise price of $0.18 per share commencing on March 6, 2014.

On December 27, 2012 the Company completed a private placement of 357,143 units at $0.14 per unit for a total offering price of $50,000. Each unit consisted of one share of common stock of the Company, and one Class A Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.21 per share commencing on December 27, 2013 for a period of 4 years.

On January 7, 2013 the Company completed a private placement of 138,889 units at $0.18 per unit for a total offering price of $25,000. Each unit consisted of one share of common stock of the Company, and one Class A Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.27 per share commencing on January 7, 2014 for a period of 4 years.

On February 8, 2013 the Company completed a private placement of 178,572 units at $0.14 per unit for a total offering price of $25,000. Each unit consisted of one share of common stock of the Company, and one Class A Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.21 per share commencing on February 8, 2014 for a period of 4 years.

On March 25, 2013 the Company completed a private placement of 357,143 units at $0.07 per unit for a total offering price of $25,000. Each unit consisted of one share of common stock of the Company, and one Class A Warrant.  Each Class A Warrant entitles the holder to purchase one additional share of common stock at a an exercise price of $0.11 per share commencing on March 25, 2014 for a period of 4 years.

NOTE 8 - PREFERRED STOCK

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 2013, there are no preferred shares outstanding.

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

NOTE 9 - WARRANTS

On November 27, 2003, the Company issued 864,000 Class A warrants, 864,000 Class B warrants, 864,000 Class C warrants, and 864,000 Class D warrants. All warrants are exchangeable for one share of the Company’s common stock.  The original exercise period was as follows: Class A warrants were exercisable on November 27, 2004 for a period of five years at an exercise price of $1.40 per share of common stock; the Class B warrants were exercisable on November 27, 2005 for a period of four years at an exercise price of $1.45; the Class C warrants were exercisable on November 27, 2006 at an exercise price of $1.50; and the Class D warrants were exercisable on November 27, 2007 at an exercise price of $1.55. On May 26, 2010 the warrant expiration date was extended from November 27, 2011 to November 27, 2013 with respect to the Class A, Class B, Class C and Class D Warrants.  On October 23, 2012, the Warrant expiration date was extended from November 27, 2013 to November 27, 2015 for certain classes of warrants for those warrant holders who consented to the extension.  As a result of this offer, 320,000 each of Class A, Class B, Class C and Class D Warrants were extended for a total of 1,320,000 warrants.

In connection with its August 9, 2012 private placement, the Company issued 500,000 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its one year anniversary for a period of four years.  The warrants have an exercise price of $0.08 per share. The fair value of the warrants was estimated at $66,246 using a Black-Scholes model with the following assumptions: expected volatility of 161%, risk free interest rate of 0.20%, expected life of four years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its September 6, 2012 private placement, the Company issued 1,000,000 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its six month anniversary for a period of 10 years.  The warrants have an exercise price of $0.10 per share. The fair value of the warrants was estimated at $32,735 using a Black-Scholes model with the following assumptions: expected volatility of 177%, risk free interest rate of 0.14%, expected life of 10 years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its September 6, 2012 private placement, the Company issued 1,000,000 Class B Warrants to purchase one share of common stock per warrant which are exercisable upon its one year anniversary for a period of 10 years.  The warrants have an exercise price of $0.14 per share. The fair value of the warrants was estimated at $35,128 using a Black-Scholes model with the following assumptions: expected volatility of 156%, risk free interest rate of 0.18%, expected life of 10 years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its September 6, 2012 private placement, the Company issued 1,000,000 Class C Warrants to purchase one share of common stock per warrant which are exercisable beginning on March 6, 2014 for a period of 10 years.  The warrants have an exercise price of $0.18 per share. The fair value of the warrants was estimated at $37,675 using a Black-Scholes model with the following assumptions: expected volatility of 146%, risk free interest rate of 0.23%, expected life of 10 years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its December 27, 2012 private placement, the Company issued 357,143 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its first anniversary for a period of 4 years.  The warrants have an exercise price of $0.21 per share. The fair value of the warrants was estimated at $56,076 using a Black-Scholes model with the following assumptions: expected volatility of 125%, risk free interest rate of 0.54%, expected life of four years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its January 7, 2013 private placement, the Company issued 138,889 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its first anniversary for a period of 4 years.  The warrants have an exercise price of $0.27 per share. The fair value of the warrants was estimated at $23,484 using a Black-Scholes model with the following assumptions: expected volatility of 125%, risk free interest rate of 0.62%, expected life of four years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its February 8, 2013 private placement, the Company issued 178,572 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its first anniversary for a period of 4 years.  The warrants have an exercise price of $0.21 per share. The fair value of the warrants was estimated at $21,796 using a Black-Scholes model with the following assumptions: expected volatility of 125%, risk free interest rate of 0.62%, expected life of four years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

In connection with its March 25, 2013 private placement, the Company issued 357,143 Class A Warrants to purchase one share of common stock per warrant which are exercisable upon its first anniversary for a period of 4 years.  The warrants have an exercise price of $0.11 per share. The fair value of the warrants was estimated at $33,814 using a Black-Scholes model with the following assumptions: expected volatility of 122%, risk free interest rate of 0.59%, expected life of four years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

The following table summarizes common share purchase warrants activity during the years ended as of May 31, 2013 and 2012:

	Class A	Class B	Class C	Class D	Total
May 31, 2011	864,000	864,000	864,000	864,000	3,456,000
Issued	-	-	-	-	-
Canceled / expired / exercised	-	-	-	-	-
May 31, 2012	864,000	864,000	864,000	864,000	3,456,000
Issued	2,531,747	1,000,000	1,000,000	-	4,531,747
Canceled / expired / exercised	-	-	-	-	-
May 31, 2013	3,395,747	1,864,000	1,864,000	864,000	7,987,747

The following table summarizes the common share warrants outstanding at May 31, 2013.  Each warrant is exchangeable for one common share.

Warrant Class	Outstanding	Exercisable	Weighted Avg Exercise Price	Exercise Period
A, B, C, D	2,176,000	2,176,000	$1.48	November 27, 2004 - November 27, 2013
A, B, C, D	1,280,000	1,280,000	$1.48	November 27, 2004 - November 27, 2015
A	1,000,000	1,000,000	$0.10	March 6, 2013 - March 6, 2023
B, C	2,000,000	-	$0.16	September 6, 2013 - March 6, 2024
A	1,531,747	-	$0.15	August 9, 2013 - March 25, 2018
	7,987,747	4,456,000

NOTE 10 - INCOME TAXES

As of May 31, 2013, the Company had a net operating loss (“ NOL “) carryforward for income tax reporting purposes of approximately $10,100,000 that may be offset against future taxable income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company changed its prior year NOL calculation which then changed the reported deferred tax asset. The change was primarily due to changes in the estimated mineral property amortization. The adjustment had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Cash Flows as the Company fully reserves its estimated benefit from future NOL carryforwards.Deferred tax assets of the Company are as follows:

	2013	2012
Loss carry-forwards	$3,434,000	$3,282,000
Less: Valuation allowance	-3,434,000	-3,282,000
Deferred tax asset recognized	$-	$-

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2011 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2013	2012
Computed “expected” tax benefit (liability)	$113,572	$163,094
Permanent differences	(2,265)	(6,114)
Depreciation & amortization	42,500	43,635
Other	(1,807)	(615)
Change in Valuation Allowance	(152,000)	(200,000)
Income tax provision	$-	$-

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2013:

United States (a)	2010 – Present

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring after May 31, 2013, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through the date these financial statements were issued.  The following items should be disclosed:

•
On June 25, 2013, the Company closed a private placement for 2,000,000 units at $0.05 per unit for a total offering price of $100,000. Each unit consists one Class A Warrant, one Class B Warrant and one Class C Warrant.  The Class A Warrants are exercisable beginning on June 25, 2014 for a period of ten years at an exercise price of $0.10 per warrants.  The Class B Warrants are exercisable beginning on June 25, 2014 for a period of ten years at an exercise price of $0.12 per warrant. The Class C Warrants are exercisable beginning on June 25, 2016 for a period of 10 years at an exercise price of $0.15 per warrants.

The Company has concluded that there are no other significant or material transactions to be reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 29, 2013	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	August 29, 2013

/s/ Jared Beebe Jared Beebe	Director	August 29, 2013