Form 10-Q
period 2013-08-31
PATRIOT GOLD CORP
filed 2013-10-09
CIK 1080448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,976,147 shares of common stock, $0.001 par value, issued and outstanding as of August 31, 2013.

PART I

 FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending August 31, 2013 for the following reasons:

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between June 1, 2013 and August 31, 2013, the Company received private placement proceeds of USD $100,000 from an unrelated party for 2,000,000 units. Each unit consisted of one share of common stock and one class A, one class B, and one class C warrant entitling the subscriber to one share of common stock upon due exercise of  each warrant. The private placement was accepted pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The proceeds will be used as working capital.

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

*           Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending August 31, 2013 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2013 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President