Form 10-Q
period 2013-11-30
PATRIOT GOLD CORP
filed 2014-01-09
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended November 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

3651 Lindell Road, Suite D165

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,538,647 shares of common stock, $0.001 par value, issued and outstanding as of November 30, 2013.

i

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 (c)(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2013 for the following reasons:

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between September 1, 2013 and November 30, 2013, the Company received private placement proceeds of USD $45,000 from unrelated parties for 562,500 units. Each unit consisted of one share of common stock and one class A warrant entitling the subscriber to one share of common stock upon due exercise of each warrant. The private placements were accepted pursuant to an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended. The proceeds will be used as working capital.

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

ITEM 5. OTHER INFORMATION

None

1

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

* Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2013 and therefore is not required to file Exhibit 32.1 herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 9, 2014

PATRIOT GOLD CORP.

By:   /s/ Robert Coale

         Robert Coale

         Chief Executive Officer and President

3