Form 10-K
period 2014-05-31
PATRIOT GOLD CORP
filed 2014-08-15
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission file number: 0--32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D165

Las Vegas, Nevada, 89103

(Address of principal executive offices)

702-456-9565

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2013 was approximately $1,660,012

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2014 was 48,175,604 shares.

Glossary of Mining Terms

Adit(s). Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

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

Item 1.          Description of Business

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

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources Inc. (“Provex”) under the laws of Nevada.

On April 16, 2010, the Company entered into an Assignment Agreement, with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties and the Bruner Expansion property, to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement and the Bruner Property Expansion Option Agreement. Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

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

In March, 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”). As of May 31, 2014, Patriot continues to own 100% of the Moss Mine Property. Northern Vertex has reported that they have fulfilled the required exploration and related expenditures; however, they have not completed the requirements of the bankable feasibility study. Patriot has not audited Northern Vertex’s expenditures.

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

Financing

There was $823,000 of fund raising activities undertaken by the Company during the fiscal year ended May 31, 2014 through the issuance of common stock and warrants. Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months. Therefore, management believes current cash on hand is sufficient to fund planned operations for 2014. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment. Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Compliance with Government Regulation and Regulatory Matters

Mining Control and Reclamation Regulations

The Surface Mining Control and Reclamation Act of 1977 ("SMCRA") is administered by the Office of Surface Mining Reclamation and Enforcement ("OSM") and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining, as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Although state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active future mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting including mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment and re-vegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, state programs and complementary environmental programs which impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on, and otherwise engage in, the permitting process including public hearings and intervention by the courts.

Surface Disturbance

All mining activities governed by the Bureau of Land Management ("BLM") require reasonable reclamation. The lowest level of mining activity, "casual use," is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). These activities would not require either a notice of intent to operate or a plan of operation. For further information regarding surface management terms, please refer to 43 CFR Chapter II Subchapter C, Subpart 3809.

The second level of activity, where surface disturbance is 5 acres or less per year, requires a notice advising the BLM of the anticipated work 15 days prior to commencement. This notice must be filed with the appropriate field office. No approval is needed although bonding is required. State agencies must be notified to ensure all requirements are met.

For operations involving more than 5 acres total surface disturbance on lands subject to 43 CFR 3809, a detailed plan of operation must be filed with the appropriate BLM field office. Bonding is required to ensure proper reclamation. An Environmental Assessment (EA) is to be prepared for all plans of operation to determine if an Environmental Impact Statement is required. A National Environmental Policy Act review is not required for casual use or notice level operations unless those operations involve occupancy as defined by 43 CFR 3715. Most occupancies at the casual use and notice level in Arizona are covered by a programmatic EA.

An activity permit is required when use of equipment is utilized for the purpose of land stripping, earthmoving, blasting (except blasting associated with an individual source permit issued for mining), trenching or road construction.

Future legislation and regulations are expected to become increasingly restrictive and there may be more rigorous enforcement of existing and future laws and regulations and we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our future operations.

Trespassing

The BLM will prevent abuse of public lands while recognizing valid rights and uses under the mining laws. The BLM will take appropriate action to eliminate invalid uses, including unauthorized residential occupancy. The Interior Board of Land Appeals (IBLA) has found that a claim may be declared void by the BLM when it has been located and held for purposes other than the mining of minerals. The issuance of a notice of trespass may occur if an unpatented claim/site is:

(1)	used for a home site, place of business, or for other purposes not reasonably related to mining or milling activities;

(2)	used for the mining and sale of leasable minerals or mineral materials, such as sand, gravel and certain types of building stone; or

(3)	located on lands that for any reason have been withdrawn from location after the effective date of the withdrawal.

Trespass actions are taken by the BLM Field Office.

Environmental Laws

We may become subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability. Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations. These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements. As a result we may be subject to compliance orders and private party litigation seeking fines, penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers (“ACOE”) permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities.

Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or "general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, however an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21) or individual permits, has been the subject of many recent court cases and increased regulatory oversight. The results may materially increase our permitting and operating costs, permitting delays, suspension of current operations and/or prevention of opening new mines.

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

Our Directors and Officers may work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ employment and affiliations with other entities limit the amount of time they can dedicate to us. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Officers and Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

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

6. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur potentially significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

9. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no mineral deposits will be found and this business will fail.

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

10. If we do not complete the required option payments and capital expenditure requirements mandated in any prospective agreements, we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with any prospective property option agreements, we will lose our option to purchase the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Our payment obligations are non-refundable and if we do not make required payments, we will lose all amounts previously paid and all our rights to the prospective property.

11. Because the search for viable natural resources is extremely risky, no assurance can be made that we will obtain financing which will likely have a negative impact on our financial condition.

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. The search for viable natural resources is extremely risky. A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through private placement issuances of common stock and debt financing. No assurance can be made that such financing will be available, and if available it may take either the form of debt or equity, and will likely have a negative impact on our financial condition.

12. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

13. We are heavily dependent on our CEO and President.

Our success depends heavily upon the continued contributions of our CEO and President, whose knowledge, leadership and technical expertise would be difficult to replace. Our success is also dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not maintain any key man insurance. If we were to lose our CEO and President, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time, if ever, as we could hire a suitable replacement.

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

In order to earn a 100% interest in these two properties, option payments totaling $92,500 and an additional $500,000 in exploration expenditures were required. All mining interests in the property are subject to MinQuest retaining a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges.

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

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $79,760 of exploration expenditures on the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

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

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal Properties to Provex. Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

On May 28, 2010 Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn up to 75% undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as (the “Bruner Properties”). Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement

Bruner Properties

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

In October 2011, a two phase gold-silver drilling program totaling approximately 9,150 meters (30,000 feet) in 57 drill holes was initiated. Phase I was designed to consist of 12 holes testing two target types: 1) high - grade veins that were mined historically the first half of the 20th century but largely ignored by exploration drilling in the second half of the century; and 2) the extension of the 385,000 ounce historical resource reported by Miramar Mining in 1993. This resource is not NI 43 - 101 compliant and the Company cannot currently verify the resource. The Phase I drilling results will be analyzed and compiled for finalization of the Phase two program, intended for the 2012 field season.

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

In July 2013 the company announced results of a high-grade gold intercept at the Penelas East discovery area. The preliminary results indicated 37.9 GPT Au over 1.5 meters for drill hole B-1316 with an average of 4.27 GPT Au over 21.3 meters with additional drill intercepts for holes B-1317 and B-1318 appearing to have similar characteristics to drill hole B-1316.In April 2014 the Company announced a new 53 hole drill program for both the Historic Resource and Penelas East discovery areas. The program will consist of approximately 1000 meters (3,280 feet) of core drilling and 9,000 meters (29,500 feet) of reverse circulation (RC) drilling. Core drilling in the Historic Resource area will start with an offset of RC hole B-1340, which tested at 93%-97% gold extraction levels after bottle roll cyanidation tests on hole composites were performed in early 2014. A total of 5 core holes and 24 RC holes are planned to test this high-grade feeder zone. Drilling at the Penelas East discovery area will focus on testing the prominent VLF-EM current density and concident gold-in-soil anomalies. A total of 24 holes are planned in the Penelas East discovery area, which will expand the total number of holes drilled in this area to 62.

In April 2014 the Company reported the acquisition of an additional 20 acre patented mining claim known as the Elk Lode claim. The Elk Lode claim complements the Company’s existing holdings at the Bruner site and brings the total patented land position to approximately 500 acres.

In May 2014 the Company provided the results highlighted below from the ongoing 2014 core drilling program.

Key Highlights

•	Core hole B-1404C intersects 70.1 meters grading 3.17g/tonne Au (230 feet grading 0.092 oz/ton Au), becoming the second best drill hole intercept found in the historic resource area since 2013; core hole B-1406C intersects 88.4 meters grading 0.645 g/tonne Au (290 feet grading 0.019 oz/ton Au).
•	The section containing the two drill hole intercepts (B-1404C and B-1406C) tested is located near the approximate center of the historic resource area.
•	Drilling on five other sections is already underway with the RC drill to further define this high-grade portion of the historic resource area and determine the strike length of this mineralized zone.
•	Reverse Circulation (RC) drilling also continues at Penelas East discovery area with results to be reported separately once analysis has been completed.

Mineralized intercepts in drill hole B-1406C are:

Together, the two drill hole intercepts B-1404C and B-1406C have tested the approximate center of this portion of the historic resource area. The mineralized zone for the section containing these two core holes is approximately 250 feet (76.2 meters) thick, 400 feet (122 meters) wide, lying approximately 100 feet (30.5 meters) below the surface. Drilling on five other sections, targeting two inclined holes per section, is underway with the RC drill to further define this high-grade portion of the historic resource area and determine the strike length of this mineralized zone.

Core holes B-1402C and B-1403C were drilled on the southern end of the mineralized trend and intersected the distal tail of the mineralized zone as summarized in the following intercept table:

In addition, core hole B-1408C was drilled 100 feet beneath historic drill hole BRU-094, which intersected 80 feet grading 0.038 oz/ton Au (24.4 meters at 1.31 gm/tonne Au) from 5 to 85 feet (1.5-24.4 meters). However, there are currently no descriptions from this historic hole to place the intercept in a geologic context and results are pending.

The results reported above demonstrate that there are high-grade zones (cores or roots) within the historic resource area that have not been identified or adequately tested by historic drilling. Continued drilling is needed to define these zones which are considerably higher in grade than the reported average grade of the historic resource area.

In June 2014 the Company provided further results from ongoing core and reverse circulation (RC) drilling programs in progress.

Key Highlights

•	Preliminary results from drill hole B-1412 include a 20 foot (6.1 meters) intersection with estimated grades of 11.24 g/tonne of gold (Au) and 203.975 g/tonne of silver (Ag).
•	The intercept in drill hole B-1412 demonstrates continuity of a high-grade portion within the main mineralized zone of the area that appears to be more silver-rich than previously shown.
•	Results from shallower drill hole sites also show promising results, including five foot (1.5 meters) intersections at drill holes B-1414 and B-1416 with estimated grades of 12.80 g/tonne Au and 30.9 g/tonne Au, respectively.
•	Results for drill holes demonstrate that there is a high-grade interior zone within the historic resource area that is surrounded by a lower grade halo. Current results support the Company's belief that there are zones that have not been identified or adequately tested by earlier historic drilling.

Mineralized intercepts in drill hole B-1412 are:

Reverse circulation (RC) drill hole B-1413 was drilled above drill hole B-1412, and intersected the mineralized zone approximately 75 feet above the 220-240 feet intercept in hole B-1412. Drill hole B-1413 intersected two zones totaling 90 feet grading 0.015 oz/ton (27.4 meters grading 0.54 g/tonne) as reported below:

Reverse circulation drilling was completed recently at four additional drill holes located in the same section but at shallower depths. Results for RC drill holes B-1414, B-1415, B-1416 and B-1417 are presented as follows:

Together, the six drill hole intercepts have tested the southern portion of the historic resource area. On the section containing the B-1412 and B-1413 core holes, the main mineralized zone is approximately 100 feet (30.5 meters) thick, 350 feet (106 meters) wide, lying approximately 60 feet (18.3 meters) below the surface. The section containing B-1414 and B-1415 core holes, the main mineralized zone is approximately 150 feet (45.7 meters) wide, 350 feet (106 meters) thick and lies immediately below the surface. The B-1416 and B-1417 core holes are in a main mineralized zone that is approximately 210 feet (64 meters) wide, 350 feet (106 meters) thick and lies immediately below the surface.

Lastly, core hole B-1408C intersected 70 feet grading 0.050 oz/ton Au (21.3 meters grading 1.698 g/tonne Au) from 47-117 feet (14.3-35.7 meters). B-1408C was drilled beneath historic drill hole BRU-094, which intersected 80 feet grading 0.038 oz/ton Au (24.4 meters at 1.31 g/tonne Au) from 5 to 85 feet (1.5-24.4 meters). These two holes characterize the east mineralized zone which remains largely untested both along strike and down dip of the north-striking and steeply dipping mineralized structure. Additional drilling of this shallow mineralized zone is in the planning stages.

RC drilling is continuing on adjacent sections, targeting two inclined holes per section. The results reported above demonstrate that there are high-grade zones (cores or roots) within the historic resource area that have not been identified or adequately tested by historic drilling.

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

* gpt = grams / metric tonne

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

* gpt = grams / metric tonne

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

The business plan has been specifically designed to take advantage of the natural attributes of the Moss deposit while minimizing the capital required to get into production and minimizing the lead time in doing so, thereby reducing project development risk and capital risk. Our Optionee/Operator has completed a Preliminary Economic Assessment (PEA) of the Moss Project which incorporates mine, processing and heap leach designs. This includes estimates of capital and operating costs and pre-tax cash flows for Phases I and II. A scoping level analysis will be subsequently prepared for Phase III. Phase I pilot plant operations commenced mid 2013. Phase II operations are expected to commence in 2014 at a rate of 5,000 tpd. Phase III operations are expected to commence in 2017 at a rate of 10,000 tpd.   A Bankable Feasibility Study is also now underway and expected to be completed in 2014. Please refer to the Patriot Gold Corp. website at www.patriotgoldcorp.com for further information.

1) Amended PEA

In June 2013 the Company announced the completion of an amended Preliminary Economic Assessment ("PEA") for the Moss Mine Project, dated June 18, 2013.

The principal conclusions of the Amended PEA are generally consistent with the original amended PEA that was disclosed in Patriot Gold's April 10, 2013 news release. A summary of the changes to the previously highlighted results from the April 10th news release is described below:

A link to the amended PEA is on our website. The amended PEA includes the following:

•	Enhanced disclosure of the qualifications of the responsible Qualified Persons ("QP") who co- authored the report as well as the addition of Robert Lambeth, P.Eng to the QP team;
•	Augmented information about the rationale for the channel-shaped "trench" open pit model for the near-surface Moss vein stock-work system versus using underground mining methods to mine the deposit.
•	Additional description of the geology of the Moss vein stock-work mineralized system to further assist the reader in assessing the open pit mining model used in the report versus using underground mining methods.
•	Further disclosure about the prior underground mining and its minimal effect on the estimated resource base.
•	Additional information about the choice of a 0.3 grams/tonne cut-off for the resource estimates included in the PEA.
•	Additional explanation of the oxide/non-oxide nature of the deposit and the influence of that on metallurgical recoveries.
•	Further explanations of the extensive surface, and subsurface, geotechnical work carried out on the Moss Mine rock structures.
•	Effects of the approximately 2% NSR royalty on the Moss Mine Gold-Silver Project economics.
•	Additional sensitivity analysis to show the effect of percentage changes in metals prices, capital costs and operating costs on the project's base case economics.
•	Inclusion of updated consensus price forecasts information as part of the $1500/ounce gold and $30/ounce silver price assumptions.
•	Information about the tax structure in the jurisdiction in which mining would take place and recognition that while tax effects are not quantified they will reduce project net present value and internal rate of return.
•	Revised recommendation to increase drilling (and related assaying and reporting) from 2200 to 3700 meters at an approximate additional cost of $442,000 ($904,000 total cost of drilling). The PEA conclusions are not dependent on the outcome of the drilling which is designed with the goal of upgrading resources lying outside of the first two phases of the project.

The Company reiterates that the Amended PEA is preliminary in nature and that there is no certainty that the preliminary economic assessment will be realized.

In July 2013 the Company provided and update on the Phase I pilot plant operations.

Construction commenced May 1, 2013 on the infrastructure necessary to carry out pilot scale open pit mining and heap leach processing of an aggregate of approximately 90,000 tonnes of mineralized rock. The Pilot Plant leach pad, designed to test the economic and technical viability of heap leaching finely crushed, agglomerated material, is approximately 700 feet in length and 300 feet wide. The Phase I pit will be surface mined at a strip ratio of 0.79:1 and a production rate of 1,000 tonnes of mineralized rock, crushed to 95% -1/4 inch, per day.

Initial placement of fine crushed agglomerated material (95% -1/4 inch) onto leach pads was completed ahead of schedule on June 28, 2013. Initial treatment of solution through carbon columns for heap leaching is scheduled to be completed by July 18, 2013. Total Phase I mineralized material of 90,000 mt expected to be placed onto the leach pads by September 15, 2013.

In July 2013 the Company announced the results from a 15 hole drilling program and metallurgical results obtained from heap leach cyanidation (column leach) testwork on a mineralized material low grade bulk sample.

Key Highlights:

•	Results from the drilling program include completed assay results ranging from 1.16 g/t to 5.02 g/t of gold equivalent values (AuEq)
•	Strong gold (Au) recovery results were achieved from test work on agglomerated samples of low grade material using heap leach cyanidation processing
•	Gold recovery rate was more rapid for the low grade mineralized material vs. the high grade mineralized material (as previously reported in the Amended Preliminary Economic Assessment dated June 18, 2013)
•	The column leach test recoveries were 82.7% for gold (Au) and 36% for silver (Ag) at a 73 day leach time on low grade materials

The 2,527 meter exploration diamond drilling program was completed as part of a recommended $1.15 million exploration program, of which approximately two-thirds has now been spent. Assay results are presented below:

In September 2013 the Company announced the official opening of the Moss Mine Reactivation Project Pilot Plant and highlighted the significant development milestones which have been reached for the Phase I - Pilot Plant.

•	Construction on all major items for Phase I – Pilot Plant are completed.
•	Operations are in full swing with the focus on completion of mining, crushing, agglomerating and stacking operations for the 90,000 tonnes planned in the Preliminary Economic Assessment.
•	Leaching of the stacked mineralized material is also underway and will continue for the next 9-12 months with continual sampling and assaying of the leached material being performed.

In October the Company announced additional positive results from the remaining assays that have now been received for Phase 4 drilling, a 19-hole 2,643.8 meter drilling program.

Key Highlights:

•	Results now complete for AR-196, 197, 199, 200, 201, 206, 207, 208, 210, 211, and 212, with assays for all drill holes in the 15-hole drill program received
•	Confirmation that near surface stockwork mineralization does extend in the western section of the deposit
•	Extended depth drilling up to 220 meters from the surface indicates mineralization is continuing to occur at depth and remains open to depth in the eastern and central portions of the deposit
•	An upgrade in resource classification (from ‘inferred to ‘indicated’) may be possible based on additional information received in the eastern portion of the Moss deposit
•	Additional assay results received allow pit slope optimization studies to progress further given sufficient data gathered from the oriented core drilling and structural mapping as a result of this program

All holes were drilled on patented claims as part of the Mine Exploration and Geotechnical Programs with regards to the Moss Mine heap leach project.

In December 2013 the Company announced that the first gold pour has been processed from its Moss Mine project in Mojave County, Arizona. The precious metals were sold based on the price of US$1326/oz Au and US22.30/oz Ag.

According to the PEA (Preliminary Economic Assessment) for Phase I of the project, 91,000 metric tonnes (mt) of mineralized material was to be extracted from the mine. Mining commenced at the beginning of June 2013 and a total of 90,199 mt have now been mined. Crushing, screening, agglomerating, and conveying of the nearly 90,000 mt has been undertaken. Leaching activities that began in mid-August 2013 will continue well into 2014.

Patriot's Optionee/Operator has now gathered enough data from processing to allow for optimization of the leach pad design which allows for a potential increase in the permissible tonnage under the present PEA guidelines for Phase I of the Pilot Plant.

In April 2014 the Company announced the results of an airborne magnetic survey of its Moss Gold-Silver project located in the historic and active Oatman Mining District near Bullhead City, Arizona. Results of the survey included use of magnetic, field mapping and historic mineral and workings data.

Key Highlights:

•	The main Moss resource and hosting structure lies along a well-defined magnetic high and includes three kilometers of unexplored potential on one structure.
•	Nine magnetic linear anomalies associated with known mineral occurrences and historic workings were found as part of the Moss structure, indicating potential for hosting new discoveries along these structures.
•	One structure includes nearly six kilometers of a mapped extension of the Gold Road deposit which previously produced nearly 500,000 ounces at 0.32 opt gold.
•	The implications of the new data indicate that the exploration potential of the Moss site is very good and that there is the likelihood of further discoveries on the Moss property.
•	Following the interpreted results of the survey, the Company's Optionee/Operator, is currently designing an exploration program to assess the potential of the additional structures identified that would run concurrently with Phase II – Operations Phase of the Moss project plan.

The survey found a total of 21 kilometers of potential strike length along the entire Moss Mine property. In addition, several other linear magnetic lows and highs were found that would require ground work to determine if they are mineralized.

In April 2014 the Optionee/Operator provided a more detailed update on Phase I – Pilot Plant operations.

Key Highlights:

•	A total of 3,389 ounces of gold and 13,211 ounces of silver has been recovered, processed and sold, with the net result being applied to costs.
•	Gold recovery rates on Cells 1-5 were 80.51% after an average of 192 days, exceeding Preliminary Economic Assessment (PEA) estimates.
•	Gold recovery rates in Cells 6A and 6B were 55.87% after 96 days.
•	Gold recovery in all cells is scheduled to continue through mid-year.
•	An additional 600 ounces of gold and 12,000 ounces of silver are estimated to be recovered over the next several months.

As of April 6, 2014, Cells 1-5 consisting of 81,630 tonnes of mineralized material containing 3,656.7 ounces of gold and 36,912 ounces of silver were under continued leaching which showed recovery rates of 80.51% with average leaching time of 192 days (leaching times varied from 218 days for cell 1 to 163 days for cell 5). Gold recovery attributed to cells 1-5 total 2,944.4 ounces yielding a pre-completion recovery of 80.51% Au compared to PEA based on 75% gold recovery after 9 months. Gold is still being recovered from all 5 cells. Silver recoveries are at 38.72% as gold is being preferentially absorbed onto the carbon resulting in high silver recycling values in the leach solution.

Item 3.          Legal Proceedings

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the on the OTCBB and the OTCQB, a marketplace developed by the OTC Markets Group, Inc.  (“OTCQB”) under the ticker symbol “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.com during the years ending May 31, 2014 and May 31, 2013:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2014	Fourth Quarter	$0.12	$0.07
	Third Quarter	$0.09	$0.06
	Second Quarter	$0.17	$0.08
	First Quarter	$0.12	$0.07
2013	Fourth Quarter	$0.15	$0.07
	Third Quarter	$0.24	$0.13
	Second Quarter	$0.25	$0.11
	First Quarter	$0.20	$0.03

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On May 31, 2014, there were approximately seventy-nine (79) holders of record of the Company’s common stock.

Dividends

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

Warrants or Options

There were 26,962,500 warrants issued during the fiscal year ending May 31, 2014.  For further information, see Note 7 - Common Stock in the financial statements included in this 10-K filing.

There were no stock options issued during the fiscal year ending May 31, 2014. Additionally, no stock options were exercised and 800,000 were cancelled.  For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2014, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders as of May 31, 2014
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2003 Stock Option Plan*	0	0	0
2005 Stock Option Plan*	200,000	$0.25	1,800,000
2012 Stock Option Plan	0	0	3,780,000
Share Purchase Warrants	0	N/A	N/A

* As of May 26, 2013, the 2003 Plan expired therefore there are no shares available for grant under this plan.

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2014:

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

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plans. The Committee may at any time discontinue granting options under the Plans or otherwise suspend, amend or terminate the Plans and may make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

For further information see Note. 7 Common Stock in the financial statements included in this 10-K filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2014.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate and explore prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have identified and secured interests in several mining claims with respect to properties in the Walker Lane area of Nevada and the historic Oatman mining district of Arizona. Current cash on hand is sufficient to fund planned operations for 2014; however, management plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that management would be successful in its attempt to raise the additional funds needed to sustain operations going forward.

We do not have any employees. Outside advisors, attorneys and consultants will continue to be utilized to support operations as needed. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2015, our objective is to continue to monitor the exploration of our properties in accordance with our property option agreements. Management believes the funds in treasury are sufficient to sustain planned and budgeted activities for the year moving forward.

We continue to run our operations with the use of contract operators and third party consultants and do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors, at a minimum, to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2015.

Results of Operations

The Twelve Months Ended May 31, 2014 compared to the Twelve Months Ended May 31, 2013

During the year ended May 31, 2014, we had no revenues as we have not commenced principal operations as a natural resource production company. We are currently exploring our properties and engaged in the search for mineral deposits.

Net loss for the year ended May 31, 2014 was $226,804 compared to net loss of $334,035 for the year ended May 31, 2013, for an approximate $107,000 decrease. The decrease is primarily comprised of an approximate $20,000 decrease in mineral expenses, an approximate $92,000 decrease in general and administration expenses due to a reduction in the need for certain consultant services as the company’s project demands naturally fluctuate over time and an approximate $5,000 increase in foreign exchange loss.

For the years ended May 31 2014 and 2013, mineral and exploration expenses were $1,970 and $22,205, respectively, for an approximate $20,000 decrease. The decrease is due to fewer geological exploration expenses as the optionee partners are responsible for ongoing exploration costs.

For the years ended May 31 2014 and 2013, general and administrative expenses were $219,681 and $311,926, respectively, for an approximate $92,000 decrease. The decrease is comprised of an approximate $124,000 decrease in consulting expenses attributed to a reduced need for consulting work and the deployment of different service providers and a $26,000 increase in professional consulting services due to project and market vetting and other services required.

For the years ended May 31 2014 and 2013, other income and expense was ($5,154) and $96, respectively, for an approximate $5,000 decrease. This decrease is due to a change in foreign exchange rates.

Liquidity and Capital Resources

We had total assets of $699,436 at May 31, 2014 consisting of cash of $592,142, stock subscriptions receivable of $32,000 prepaid expenses of $62,039 and reclamation deposits of $13,255.  We had total liabilities of $19,197 at May 31, 2014 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the during the year ended to May 31, 2015:

•	$250,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $246,653 and $374,623 for the years ended May 31, 2014 and 2013, respectively. The decrease in cash used in operations was due to a decrease in operating expenses primarily Primarily attributed to a decrease in consulting services when compared to the prior year.

Investing activities for the years ended May 31, 2014 and 2013 were $900 received from the refund of a reclamation deposit and nil, respectively.

Financing activities during the years ended May 31, 2014 and 2013 generated cash of $791,000 and $219,600 through a series of private placements and stock option exercises.  For further information see Note. 7 Common Stock in the financial statements included in this 10-K filing.

Going Concern Consideration

Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for the next twelve months.  Therefore, current cash on hand is sufficient to fund planned operations for 2015; however, we anticipate generating losses and therefore we may be unable to continue operationsin the future. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result from this uncertainty.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure

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

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 1992 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2014, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2014.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2014 and to date, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors and Officers

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale	President, Chief Executive Officer, Secretary Treasurer, and Director	74	Oct. 13, 2005(1)
Jared Beebe	Director	63	September 5, 2008
Karl Boltz (2)	Vice President, Business Development and Director	50	July 9, 2012

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2) Mr. Boltz resigned as Director on October 14, 2013.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and has served as our President, Chief Executive Officer, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to present.   Mr. Coale has over 50 years of resource related business and management experience and is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems, including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas.  Mr. Coale is also a Technical Advisor for Premium Exploration Inc. and a past Director of Goldfields International Inc. and Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp.  Mr. Coale is a Professional Engineer and holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

Jared Beebe is an experienced geologist with an extensive background in mineral exploration.   In his nearly 28 years of working in the mining industry, he has worked for a variety of exploration companies in Canada and the United States.  He is currently an independent consulting Project Manager.  He previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981.  He is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe is currently a Director of Goldfields International Inc. and Director/Vice President of Exploration for Duke Mountain Resources.

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

There are no family relationships among our directors or officers. None of our Directors or Officers have been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.

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

Changes to Procedures for Recommendations of Director Nominees .

During the fiscal year ended May 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2014 and 2013 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2014, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2014 and whose total compensation during the fiscal year ended May 31, 2014 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2014 and whose total compensation during the fiscal year ended May 31, 2014 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale (2)	2014	17,025	0	0	0	0	0	0	17,025
	2013	10,088	0	0	0	0	0	0	10,088

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	200,000(1)	0	0	0.25	March 10, 2016	0	0	0	0

(1) On March 10, 2006, Mr. Coale was granted the right to purchase 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan. The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009 and had a fair market value at issuance of $41,839. These options have fully vested.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2014 for services rendered by the Directors.

Name	Fees earned or paid in cash($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Coale (1)	17,025(2)	0	0	0	0	0	17,025
Jared Beebe (3)	6,000	0	0	0	0	0	6,000

(1) Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2) Compensation is also reflected in Item 11 - Executive Compensation. The total compensation for Mr. Coale as Executive Officer and Director for fiscal year ending 5/31/14 is $17,025.

(3) Mr. Beebe was appointed on September 5, 2008.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2014, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 54,187,351 shares of Common Stock which includes vested options and warrants issued and outstanding as of May 31, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	6,300,000	(1)	11.6%
Jared Beebe	-		-

Directors and Officers as a Group (2 individuals)	6,300,000		11.6%

KF Business Ventures, LP			11%

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

Item 14.          Principal Accounting Fees and Services

Change in Independent Public Accountants

As disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on July 22, 2014, we entered into an engagement letter on June 15, 2014 with Peterson Sullivan LLP (“Peterson Sullivan”) pursuant to which we engaged Peterson Sullivan as our independent registered public accounting firm for purposes of performing an audit of our financial statements for the fiscal years ended May 31, 2014 and May 31, 2013.

Robison, Hill & Co. previously served as the principal accountants for our company.

Fees Billed by Independent Public Accountants

Total fees paid to our independent registered public accounting firms for the years ended May 31, 2014 and 2013 are set forth below.

	Fiscal year ending May 31, 2014	Fiscal year ending May 31, 2013
Audit Fees	$13,510	$20,034
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

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

(16) Previously filed with the Company’s Form 8-K submitted to the SEC on June 3, 2008.

(17) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.

(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.

(19) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 20, 2013 File Number 000-32919.

PATRIOT GOLD CORP.

(An Exploration State Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014 and 2013

Contents	Page

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheets as of
May 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the
Years Ended May 31, 2014 and 2013	F-4

Consolidated Statement of Stockholders’ Equity for the
Years Ended May 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the
Years Ended May 31, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Patriot Gold Corp.

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (‘the Company") as of May 31, 2014 and 2013, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

August 15, 2014

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013
ASSETS
Current assets
Cash	$592,142	$46,895
Stock subscriptions receivable	32,000	–
Prepaid expenses	62,039	25,033
Total current assets	686,181	71,928

Reclamation Deposits (Note 4)	13,255	14,155

Total assets	$699,436	$86,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
Accounts payable and accrued liabilities	$19,197	$2,040

Stockholders' equity
Preferred stock, par value $.001 authorized 20,000,000 shares; no shares issued at May 31, 2014 and 2013	–	–
Common stock, par value $.001 authorized 100,000,000 shares; issued and outstanding shares: 46,938,647 at May 31, 2014 and 28,976,147 at May 31, 2013	46,939	28,976
Additional paid-in capital	27,412,841	26,607,804
Accumulated other comprehensive income	(16,361)	(16,361)
Retained deficit	(26,763,180)	(26,536,376)
Total stockholders' equity	680,239	84,043

Total liabilities and stockholders' equity	$699,436	$86,083

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2014	2013

Revenues	$–	$–
Cost of revenues	–	–

Gross margin	–	–

Expenses
Mineral costs	1,970	22,205
General and administrative	219,681	311,926

Net loss from operations	(221,651)	(334,131)

Other income / (expense)
Currency exchange	(5,153)	96

Net loss	$(226,804)	$(334,035)

Earnings per share - basic and diluted
Income (loss) per common share	(0.01)	(0.01)
Weighted Average Shares Outstanding	33,307,209	27,787,265

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Total

Balance May 31, 2012	–	$–	26,224,400	$26,224	$26,381,625	$(16,361)	$(26,202,341)	$189,147

Common stock option grants	–	–	–	–	9,331	–	–	9,331

Exercise of common stock options	–	–	220,000	220	9,380	–	–	9,600

Issuance of common stock and warrants	–	–	2,531,747	2,532	207,468	–	–	210,000

Net loss	–	–	–	–	–	–	(334,035)	(334,035)

Balance May 31, 2013	–	–	28,976,147	28,976	26,607,804	(16,361)	(26,536,376)	84,043

Issuance of common stock and warrants	–	–	17,962,500	17,963	805,037	–	–	823,000

Net loss	–	–	–	–	–	–	(226,804)	(226,804)

Balance May 31, 2014	–	$–	46,938,647	$46,939	$27,412,841	$(16,361)	$(26,763,180)	$680,239

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	May 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(226,804)	$(334,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	–	9,331
Change in operating assets and liabilities:
(Increase) in prepaid expenses	(37,006)	(14,509)
Increase (decrease) in accounts payable	17,157	(35,410)
Net cash flows from operating activities	(246,653)	(374,623)

Cash flows from investing activity:
Proceeds from refund of reclamation deposit	900	–

Cash flows from financing activities:
Proceeds from sale of common stock	791,000	210,000
Proceeds from exercise of stock options	–	9,600
Net cash flows from financing activities	791,000	219,600

Net increase (decrease) in cash and equivalents	545,247	(155,023)
Cash and equivalents, beginning of period	46,895	201,918
Cash and equivalents, end of period	$592,142	$46,895

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosure of non-cash financing and investing :
Issuance of stock subscriptions receivable	$32,000	$–

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

The Company has no products or services as of May 31, 2014. The Company operated from November 30, 1998 through approximately May 31, 2000 in the production of ostrich meat. On June 1, 2000, the Company ceased operations.

In June 2003, Management decided to change the direction of the Company to natural resource exploration. The Company is currently engaged in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

All 3 properties are in the early stages of exploration. One of the property’s exploration programs is well under way and working towards establishing a resource. Further exploration will be required before a final evaluation as to the economic feasibility is determined.

The Company’s activities are subject to significant risks and uncertainties. The search for valuable natural resources as a business is extremely risky. There are no assurances that the properties the Company has contain commercially exploitable reserves. Additionally, natural resource exploration and development requires significant capital and the Company’s assets and resources are limited. The Company may fail to secure additional funding to support necessary exploration and development.

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

NOTE 2 – LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has not realized any revenue from its present operations. During the year ended May 31, 2014, the Company incurred a net operating loss of $226,804. The Company had an accumulated deficit of $26,763,180 at May 31, 2014.

Over the past year, the Company’s operations have been funded through private equity raising a total of $823,000. As of May 31, 2014, the Company had approximately $590,000 of unrestricted cash. Management estimates that the Company will require approximately $250,000 to fund the Company’s planned operations for fiscal year 2015. Therefore, the Company currently has sufficient cash to meet its operating requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. In order to develop its properties, the Company will need to obtain financing in the future. Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management will be successful in its attempt to raise the additional funds.

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

Exploration and Development Costs

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

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalent as of May 31, 2014.

Foreign Currency Translation

The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the consolidated statements of operations.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposits.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. As of the years ended May 31, 2014 and 2013, the Company had 200,000 and 1,000,000, respectively, common stock options outstanding and exercisable and 32,774,247 and 7,987,747, respectively, warrants outstanding of which 5,811,747 and 4,456,000, respectively, were exercisable. At May 31, 2014 and 2013, the effect of the Company’s outstanding options and warrants would have been anti-dilutive. Accordingly, only basic income per common share is presented for 2014 and 2013.

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

Accumulated other comprehensive income at May 31, 2014 and 2013, consists solely of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, prepaids, accounts payable, and accrued liabilities, at May 31, 2014 and 2013 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended May 31, 2014 and 2013.

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

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU No. 2014-10 effective as of May 31, 2014. As a result the Company has revised its consolidated statements of operations, cash flows and equity statement to exclude reporting for the period from date of inception through May 31, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 4 – RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property. As part of the application process, the Company was required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program. During the year ended May 31, 2014, the Company received a refund for the reclamation bond relating to the Vernal property in the amount of $900.

In addition, as part of the Company’s acquisition and subsequent termination of the Imperial Property Option Agreement, the reclamation bond for this property was transferred to the Company. Upon completion of the required reclamation, the Company will receive a refund of the deposit.

NOTE 5 – MINERAL PROPERTIES

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

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $79,760 of exploration expenditures on the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and mill sites located in Nye County, Nevada.  Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000. In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Following which the Company shall be deemed to have exercised its option under the Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner. The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction. The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation (“Provex”), to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal Properties to Provex. Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

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

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest. On March 4, 2004 the Company signed a Letter Agreement (the “Agreement”) that earned it a 100% interest in these claims by paying MinQuest a one-time fee of $50,000. This $50,000 fee was paid on July 7, 2004. Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc.’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine Property, Mohave County, Arizona. Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and must spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise the earn-in, ISGC and Patriot Gold will form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party may be diluted on the basis of a standard formula if they do not contribute to the planned programs. If either party is diluted below 10 percent, their interest will convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR exists on the Moss Mine Property.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

During the year ended May 31, 2014, MinQuest earned a 1.0% NSR totaling $26,598 generated from minerals recovered and sold during a Phase 1 plant operation completed by Northern Vertex. In accordance with the agreements, Northern Vertex paid the NSR to the Company and the Company paid the NSR to MinQuest. The receipt and disbursement of the NSR are recorded in mineral exploration expenses on the Consolidated Statement of Operations for a net effect of $nil.

As of May 31, 2014, the Company has incurred approximately $1,516,320 of exploration expenses on the Moss Property, $160 and $5,528 were spent on exploration for the years ended May 31, 2014 and 2013, respectively.

NOTE 6 – STOCK OPTIONS

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

As of May 31, 2014, there were 3,780,000 shares available for grant.

2003 and 2005 Stock Option Plans

The Company’s Board of Directors adopted the 2003 Stock Option Plan in May 2003 which has reserved 5,546,000 (amended) shares of common stock and adopted the 2005 Stock Option Plan in November 2005 which has reserved an additional 2,000,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors. As of May 31, 2014 there were 0 shares of common stock available for grant under the 2003 Plan as the plan expired on May 26, 2013. As of May 31, 2014 there were 1,800,000 shares of common stock available for grant under the 2005 Plan.

In general, options are granted with an exercise price equal to the fair value of the underlying common stock on a 30 day rolling average. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

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

Stock Option Activity

On July 9, 2012, the Board of Directors of the Company granted options to a Director of the Company to purchase 700,000 shares of the Company’s common stock under the 2003 Plan. The stock options vested on January 9, 2013 and have an exercise price of $0.10 per share and expire 10 years from the grant date. On October 14, 2013, the option grant was cancelled upon the resignation of the director.

On July 9, 2012, the Board of Directors of the Company granted options to a Director of the Company to purchase 1,700,000 shares of the Company’s common stock purchase under the 2005 plan. The stock options have a three year vesting schedule as follows: 100,000 option shares vest on January 9, 2013, 800,000 option shares vest on the January 9, 2014, and 800,000 options shares vest on January 9, 2015. The options have exercise prices of $0.10, $0.20 and $0.30 corresponding to their vesting dates and expire 10 years from the grant date. On May 31, 2013, the unvested options granted to this Director totaling 1,600,000 stock options were cancelled. In accordance with ASC 718-20, all unrecognized stock compensation expense was immediately recognized in the Statement of Consolidated Operations in the amount of $4,180. On October 14, 2013, the remaining 100,000 outstanding and vested options were cancelled upon the resignation of the director.

On July 12, 2012, the Board of Directors of the Company granted options to a consultant to purchase 100,000 shares of the Company’s common stock under the 2012 Plan. The stock options vested immediately, have an exercise price of $0.03 per share, and expire 10 years from the date of grant. On July 27, 2012, the 100,000 common stock purchase options were exercised for cash proceeds to the Company totaling $3,000.

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

There were no stock options granted during the year ended May 31, 2014.

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

2013
Weighted average risk-free interest rate	0.22%
Expected life in years	1.4
Weighted average expected volatility	110.40%
Expected dividend yield	$0
Weighted average grant date fair value	$0.0037

The following table summarizes stock option activity and related information for the years ended May 31, 2014 and 2013:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, May 31, 2012	300,000	$0.18	1.06	$0.00
Option granted	2,520,000	0.19
Options cancelled	(1,600,000)	0.25
Options exercised	(220,000)	0.04
Balance, May 31, 2013	1,000,000	0.13	7.8	0.00
Option granted	–	–
Options cancelled	(800,000)	0.10
Options exercised	–	–
Balance May 31, 2014	200,000	0.25	1.8	0.00

Exercisable at May 31, 2014	200,000	0.25	1.8	0.00

For the years ended May 31, 2014 and 2013, total stock compensation expense recognized in general and administrative expenses in the Consolidated Statement of Operations was $nil and $9,331, respectively.

As of May 31, 2014 and 2013, all outstanding options were fully vested and exercisable. As a result there was no unrecognized stock compensation expense.

The Company issues new stock when options are exercised.

NOTE 7 – COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2014 the Company had 46,938,647 common shares outstanding.

During the year ended May 31, 2014, the Company completed multiple private placements issuing 12,662,500 units ranging in price from $0.04 to $0.08 per unit where a unit consists of one share of the Company’s common stock and one Class A Warrant. Total proceeds were $591,000 of which $354,723 was allocated to the warrants. The relative fair value was determined using a Black-Scholes option pricing model and was recorded in the equity section of the balance sheet. Each warrant allows for the purchase of one share of the Company’s common stock for prices ranging from $0.06 to $0.12. The vesting period of the warrants is one year from the date of grant.

During the year ended May 31, 2014, the Company completed multiple private placements issuing 4,500,000 units ranging in price from $0.04 to $0.05 per unit where a unit consists of one share of the Company’s common stock, one Class A Warrant, one Class B Warrant and one Class C Warrant. Total proceeds were $200,000 of which $162,492 was allocated to the warrants. The relative fair value was determined using a Black-Scholes option pricing model and recorded in the equity section of the balance sheet. Each warrant allows for the purchase of one share of the Company’s common stock. The Class A Warrants have an exercise price ranging from $0.06 to $0.10 per warrant and have a vesting period ranging from 6 to 12 months. The Class B Warrants have an exercise price ranging from $0.09 to $0.12 per warrant and have a vesting period ranging from 12 to 24 months. The Class C Warrants have an exercise price ranging from $0.12 to $0.15 per warrants and have a vesting period ranging from 18 to 36 months.

On April 14, 2014, the Company issued 300,000 units for $0.04 per unit for $12,000 where a unit consists of one share of the Company’s common stock and one Class A Warrant. Each warrant allows for the purchase of one share of the Company’s common stock for $0.06. The vesting period of the warrants is one year from the date of grant. The relative fair value of the warrants was determined to be $7,719 using the Black-Scholes option pricing model which was recorded in the equity section of the balance sheet. The sale was recorded as stock subscription receivable and received by the Company on June 2, 2014.

On May 14, 2014, the Company issued 500,000 units for $0.4 per unit for a total of $20,000 where a unit consists of one share of the Company’s common stock and one Class A Warrant. Each warrant allows for the purchase of one share of the Company’s common stock for $0.06. The vesting period of the warrants is one year from the date of grant. The relative fair value of the warrants was determined to be $12,232 using the Black-Scholes option pricing model which was recorded in the equity section of the balance sheet. The sale was recorded as stock subscription receivable and received by the Company on June 5, 2014.

During the year ended May 31, 2013, the Company completed private placements issuing 1,531,747 shares of its common shares and 4,531,747 warrants. The purchase prices ranged from $0.05 to $018 for a total $150,000. Each warrant entitles the holder to purchase one additional share of common stock. The vesting period of the warrants ranges from 6 to 18 months. The warrants have exercise prices ranging from $0.08 to $0.21. The fair value of the warrants was estimated at $82,708 using a Black-Scholes option pricing model. The relative fair value of the warrants was recorded in the equity section of the balance sheet.

During the year ended May 31, 2013, the Company completed a private placement issuing 1,000,000 units with a purchase price of $0.06 per unit where a unit consists of one share of the Company’s common stock, one Class A Warrant, one Class B Warrant and one Class C Warrant. Total proceeds were $60,000. The Class A Warrants have an exercise price of $0.10 per warrant and have a vesting of 6 months. The Class B Warrants have an exercise price of $0.14 per warrant and have a vesting period of 12 months. The Class C Warrants have an exercise price of $0.18 per warrants and have a vesting period of 18 months. The relative fair value of the warrants was estimated at $38,801 using a Black-Scholes option pricing model. The fair value of the warrants was recorded in the equity section of the balance sheet.

The following table summarizes the assumptions used in the Black-Scholes models to estimate the fair value of the warrants:

	2014	2013
Volatility	115.06% - 137.82%	111.25% - 129.34%
Expected life	3 - 7 years	2.5 - 5.75 years
Risk-free interest rate	0.660% - 2.280%	0.335% - 0.680%
Dividend yield	$0	$0
Weighted average grant date fair value	$0.033	$0.086

The following table summarizes warrant activity during the years ended May 31, 2014 and 2013.

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding May 31, 2012	3,456,000	$0.96	3,456,000	$0.96
Issued	4,531,747	$0.14
Canceled / expired / exercised	–	–
Outstanding May 31, 2013	7,987,747	$0.49	4,456,000	$0.49
Issued	26,962,500	$0.09
Canceled / exercised	–	–
Expired	(2,176,000)	$1.48
Outstanding May 31, 2014	32,774,247	$0.09	5,811,747	$0.13

The following tables summarizes outstanding warrants as of May 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life
$0.06 - $0.08	19,260,000	$0.08	4.76	1,460,000	$0.07	1.92
$0.09 - $0.14	9,839,643	$0.11	6.96	2,677,143	$0.12	5.84
$0.15 - $0.21	3,674,604	$0.17	6.56	1,674,604	$0.19	5.19

	32,774,247			5,811,747

On March 1, 2014, the Company decreased the exercise price on the remaining outstanding warrants issued on November 27, 2003, as follows: 320,000 Class A warrants exercise price decreased from $1.40 to $0.06; 320,000 Class B warrants exercise price decreased from $1.45 to $0.07; 320,000 Class C warrants exercise price decreased from $1.50 to $0.08; and 320,000 Class D warrants exercise price decreased from $1.55 to $0.09. These warrants are exchangeable for one share of the Company’s common stock. On October 23, 2012, the expiration date on these Warrants was extended from November 27, 2013 to November 27, 2015. The Company determined there was no material financial statement impact due to the extension of the expiration date and the reduction of the exercise price as the warrants were originally classified as equity when issued and modifications were done primarily as a benefit to the Company. Accordingly, no additional warrant expense has been recorded for the year ended May 31, 2014.

NOTE 8 – PREFERRED STOCK

The Preferred Stock may be issued in one or more series, from time to time, with each such series to have such designation, relative rights, preferences or limitations, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company.

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $0.001 of which 13,500,000 Preferred Stock have been designated as the Series A, 7% Redeemable Preferred Stock, par value of $0.001. The Corporation is under no obligation to pay dividends on the Series A Redeemable Preferred Stock, and the stock is redeemable at the option of the Company. In the event of any liquidation, dissolution or winding-up of the Corporation, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, at an amount of $.001 plus any unpaid and accrued dividends per share. A holder of Series A Preferred has the right to one vote per share in the case of matters provided for in the General Corporation Law of the State of Nevada or the Amended and Restated Articles of Incorporation or Bylaws to be voted on by the holders of the Series A Preferred Stock as a separate class. In the case of matters to be voted on by the holders of Common Stock and the holders of Series A Preferred voting together as a single class, each share of Series A Preferred, has full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock.

As of May 31, 2014, there are no preferred shares outstanding.

NOTE 9 – INCOME TAXES

As of May 31, 2014, the Company had a net operating loss (“ NOL “) carryforward for income tax reporting purposes of approximately $10,350,000 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2014	2013
Loss carry-forwards	$3,519,000	$3,434,000
Less: Valuation allowance	-3,519,000	-3,434,000
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2013 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2014	2013
Computed “expected” tax benefit (liability)	$77,114	$113,572
Permanent differences	(128)	(2,265))
Depreciation & amortization of exploration expenses	15,566	42,500
Other	(7,552)	(1,807)
Change in Valuation Allowance	(85,000)	(152,000)
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2011.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring after May 31, 2014, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through the date these financial statements were issued. The following items should be disclosed:

•	During June 2014, the Company closed private placements totaling 1,236,957 units at a range of at $0.046 to $0.05 per unit for a total offering price of $57,500. Each unit consists one Class A Warrant which is exercisable twelve months from issuance for a period of four years at an exercise price ranging from $0.069 to $0.08.

•	On June 20, 2014, the Board of Directors of the Company granted an aggregate 4,500,000 common stock options to three consultants of the Company. The stock options vest in three equal installments of 1,500,000 shares on the date of grant, on June 20, 2015, and June 20, 2016. The options have an exercise price of $0.10 per share and expire on June 20, 2024. The Company will recognize stock option compensation expense over the vesting period of approximately $430,000.

•	On June 20, 2014, the Board of Directors of the Company granted an aggregate 1,070,000 common stock options to eight consultants of the Company. The stock options vest in three equal installments of 356,667 on the anniversary dates of June 20, 2015, 2016 and 2017. The options have an exercise price of $0.10 per share and expire on June 20, 2024. The Company will recognize stock option compensation expense over the vesting period of approximately $103,000.

The Company has concluded that there are no other significant or material transactions to be reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 15, 2014	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	August 15, 2014

/s/ Jared Beebe Jared Beebe	Director	August 15, 2014

46