Form 10-Q
period 2014-11-30
PATRIOT GOLD CORP
filed 2015-01-05
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,175,604 shares of common stock, $0.001 par value, issued and outstanding as of November 30, 2014.

1

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2014 for the following reasons:

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

ITEM 5. OTHER INFORMATION

None

2

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

* Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending November 30, 2014 and therefore is not required to file Exhibit 32.1 herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 5, 2015

PATRIOT GOLD CORP.

By: /s/ Robert Coale

Robert Coale

Chief Executive Officer and President

4