Form 10-K
period 2015-05-31
PATRIOT GOLD CORP
filed 2015-08-31
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2014 was approximately $2,980,515.

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2015 was 48,275,604 shares.

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

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits.

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching . Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s). Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

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

RC holes. Short form for Reverse Circulation Drill holes. These are holes are left after the process of Reverse Circulation Drilling.

Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals; when other materials such as coal, oil, shale, tar, sands, limestone, etc. are involved, an appropriate term such as "recoverable coal" may be substituted.

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

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks.

Stope(s). An excavation from which ore has been removed from sub-vertical openings above or below levels.

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

PART I

Item 1.          Description of Business

We are engaged in natural resource exploration and anticipate acquiring, exploring, and developing natural resource properties. Currently we are undertaking programs in Arizona and Nevada.

Development of Business

We were incorporated in the State of Nevada on November 30, 1998. The Company was originally organized to engage in the business of breeding, raising and marketing meat and by-products to the wholesale and retail markets, and operated from November 30, 1998 through approximately May 31, 2000 when it ceased all operations due to lack of capital.

In June, 2003, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing its name to Patriot Gold Corp. and moving the Company into its current business of natural resource exploration and mining. On June 17, 2003, the Company adopted a new trading symbol - PGOL- to reflect the name change. The Company has been in the resource exploration and mining business since June, 2003.

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources Inc. (“Provex”) under the laws of Nevada.

On April 16, 2010, the Company entered into an Assignment Agreement with Provex to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal properties and the Bruner Expansion property to Provex. Pursuant to the Assignment Agreements, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement and the Bruner Property Expansion Option Agreement. Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

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

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company will grant the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Property, Mohave County, Arizona (the "Moss Property" or "Moss Mine Property"). Upon execution of the agreement ISGC paid the Company $500,000 USD and must spend an aggregate total of $8,000,000 USD on exploration and related expenditures over the next five years. Subsequent to exercise of the earn-in, ISGC and the Company shall form a 70/30 joint venture.

In March, 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”). As of May 31, 2015, Patriot continues to own 100% of the Moss Mine Property. Northern Vertex has reported that they have fulfilled the required exploration and related expenditures; however, they have not completed the requirements of the bankable feasibility study. Patriot has not audited Northern Vertex’s expenditures yet.

Business Operations

We are a natural resource exploration and mining company with an objective of acquiring, exploring, and developing natural resource properties. Our primary focus in the natural resource sector is gold.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have either optioned or purchased in Nevada and Arizona contain commercially exploitable reserves. Exploration for mineral reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have four (4) gold projects located in the southwest United States. Both our Moss Property and Bruner Properties' interests are under option with our option partners exploration and development programs well under way and working towards establishing the parameters and economics of the mineral projects. Further exploration and/or development will be required before final evaluation of the economic and legal feasibility of these projects can be determined. We have neither drilled nor developed exploration plans for our Vernal and recently acquired Windy Peak Property interests.

Financing

There was $89,500 of fund raising activities undertaken by the Company during the fiscal year ended May 31, 2015 through the issuance of common stock and warrants. Management estimates that the Company will require approximately $300,000 to fund the Company’s planned operations for the next twelve months. Therefore, management believes current cash on hand is not sufficient to fund planned operations for 2015. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment. Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

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

Surface Disturbance

All mining activities governed by the Bureau of Land Management ("BLM") require reasonable reclamation. The lowest level of mining activity, “casual use,” is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). These activities would not require either a notice of intent to operate or a plan of operation. For further information regarding surface management terms, please refer to 43 CFR Chapter II Subchapter C, Subpart 3809.

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

Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment; however, an individual permit can be issued for ten years (and may be extended thereafter upon application).

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

Subsidiaries

On April 16, 2010, we caused the incorporation of our wholly owned subsidiary, Provex Resources, Inc., under the laws of Nevada. On April 16, 2010, the Company entered into an Assignment Agreement to assign the exclusive option to an undivided right, title and interest in the Bruner and Vernal property; and the Bruner Property Expansion to Provex. Pursuant to the Assignment Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the Bruner and Vernal Property Option Agreement; and the Bruner Property Expansion Option Agreement.  Provex’s only assets are the aforementioned agreements and it does not have any liabilities.

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

We expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition, exploration and development of natural resource properties. We will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

4. Because we are in the early stages of business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We are in the early stages of exploration and development of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We have not earned any revenues as of the date of this report.

5. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure.

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

6. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

We anticipate that we may continue to incur increased operating expenses without realizing any revenues. Therefore, we expect to incur potentially significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, we would be unable to complete our business plan.

7. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

8. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

9. Because of the speculative nature of exploration of mineral properties, there is substantial risk that no economic mineral deposits will be developed.

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of economic mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

10. If we do not complete required option payments and capital expenditure requirements mandated in any prospective agreements, we will lose our interest in that respective property.

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

We are a natural resource exploration and development company with an objective of acquiring, exploring, and developing natural resource properties. The search for viable natural resources is extremely risky. A critical component of our operating plan is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through private placement issuances of common stock. No assurance can be made that such financing will be available, and if available it may take either the form of debt or equity, and may have a negative impact on our financial condition.

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

Our success depends heavily upon the continued contributions of our CEO and President, whose knowledge, leadership and technical expertise would be difficult to replace. Our success is also dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not maintain any key man insurance. If we were to lose our CEO and President, our ability to execute our business plan could be harmed.

Risks Related To Legal Uncertainties and Regulations

14. As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration and development program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration and development programs.

Item 1B.        Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.          Description of Properties.

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 3651 Lindell Road, Suite D165, Las Vegas, Nevada 89103. Management believes that our office space is suitable for our current needs.

Our property holdings as of May 31, 2015 consist of:

•        Bruner, Bruner Expansion and Vernal Properties

•        Moss Property

•        Windy Peak Property

Bruner, Bruner Expansion and Vernal Properties

0
2.0
4.0
miles
LANDER CO
CHURCHILL CO
NYE CO
SHOSHONE
TOIYABE
NATIONAL
FOREST
Bruner Property
Vernal Property

 Map showing the location of our Bruner and Vernal properties located in Central Western Nevada.

Acquisition of Interests - Bruner, Bruner Expansion and Vernal Properties

Pursuant to a Property Option Agreement (the “BV Agreement”), dated as of July 25, 2003, with MinQuest, Inc., a Nevada corporation (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western central Nevada. The Bruner position was subsequently expanded from 16 unpatented mining claims to 80 unpatented mining claims bringing the total at Bruner to approximately 1,653 acres. Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of the BV Agreement.

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

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $79,760 of exploration expenditures on the Bruner and Vernal properties, respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada. Simultaneous with the execution and delivery of the AIV Agreement, the Company paid AIV $30,000. In order to earn its option in the Property, the Company must make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Following said payments, the Company shall be deemed to have exercised its option under the AIV Agreement and shall be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner. The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction. The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada corporation, to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal Properties to Provex. Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

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

Description and Location of the Bruner Properties

The Bruner Properties are located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. There is no mining plant or equipment located within the property boundaries. Currently, there is no power or water supply to the mineral claims; however, a subsurface water right has been granted by the Nevada Division of Water Resources. The water right approval, for mining purposes, allows for a 78 cubic feet per second or 350 gallons per minute well on the west side of the Bruner Property.

The Bruner Properties consists of 27 patented claims (for an area of approximately 500 acres) and 179 unpatented lode claims, (for an area of approximately 3,000 acres). Included in the 179 unpatented claims is 99 new claims acquired in 2013 which are part of the aforementioned May 28, 2010 option agreement with Canamex and the area of interest. The Bruner claims presently do not have any identified economic mineral reserves.

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

The original operators at the Bruner Properties were varied. Prospecting at the property began in the early 1900’s and underground mining began in 1920.  Mining on several of the veins located within the property occurred up to 1949. The patented claims contain the Duluth set of workings on the south end of the claim group comprising over 1,000 feet of workings in 3 shafts and numerous stopes. Past production from the Duluth was reported from 1935 to 1944 but is not able to be verified. The Paymaster mine is located on the north end of the patented claim group. It has a 375-foot shaft with 2,000 feet of workings on three levels. The Paymaster has no recorded production.

The unpatented claims contain the Penelas workings with 1000 feet of shaft and 4,000 feet of crosscuts on nine levels. Past production of gold and silver from the Penelas was recorded from 1935 to 1942 but is not able to be verified. Other historic workings include the Bruner adit with over 1,000 feet of workings and several shafts, and the Derelict mine with a 300 foot shaft and small open pit.

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

In 1990-1995, Miramar Mining Corp. (“Miramar”) drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine the metallurgy and parameters required to recover the gold and silver content from the sample material. In their 1991 Annual Report, Miramar reported 82% extraction of gold in 56 days from a column test run on unagglomerated -3/8 inch particle size material from the historic resource area, with low cyanide consumption. The head grade was unreported.

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

Since then, a ground magnetics survey and detailed mapping and rock sampling of the western portion of the claim block on the Bruner Properties has been completed. The rock sampling is a collection of a series of rock chips over a measured distance, which is then submitted for assays, a chemical analysis to determine the metallic content over the sampled interval. The magnetics indicate the presence of northwesterly and northerly trending faults under the pediment cover that may host gold mineralization. Faults, which are breaks in the rock along which the movement has taken place, are often the sites for the deposition of metallic rich fluids. A pediment cover is a broad, gently sloping surface at the base of a steeper slope. Geologic mapping of rocks exposed in the western portion of our claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures are thought to be related to a much larger vein system, often filled with quartz, and contained within a fault or break in the rock (a fault-hosted vein system) under gravel cover in the broad valley south of the mapping. Approximately one square mile of ground magnetics was completed at Bruner. The survey was conducted on 50 meter spaced lines, running north-south, using a GPS controlled Geometrics magnetometer, which is the geophysical instrument used in collecting magnetic data with an attached GPS that allows the operator to more precisely determine the location of each station where the magnetic signature is taken.

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

In October 2004, we received the approval of a Notice of Intent for Exploration Drilling and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. With the proper approvals in place, we began drilling on the Bruner Properties on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. We have received assays for all holes and the results were encouraging enough that additional drilling was conducted.

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

In 2007 the Board of Directors approved an exploration budget of approximately $120,000 for the Bruner Properties. In November 2007, the Company drilled three holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks. The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast. All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled to a depth of 1,000 and B-20 was drilled 1,240 feet deep. All three holes contained intermittent gold at various depths. The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant gold grades over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.

The compilation of patented claims identified at least four viable drill targets separate from the Company’s original target. These targets include the Duluth, Penelas, Paymaster and Bruno which have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin.

In late 2010, shortly after entering into an option agreement regarding the Bruner Properties with Canamex Resources Corp., Canamex drilled 11 RC holes totaling 4,800 feet/1,463 meters.

In October 2011, a two phase gold-silver drilling program totaling approximately 9,150 meters (30,000 feet) in 57 drill holes was initiated. Phase I was designed to consist of 12 holes testing high - grade veins that were mined historically the first half of the 20th century but largely ignored by exploration drilling in the second half of the century. In March 2012, the final geochemical results from this program which consisted of 2,434 meters (7,985 feet) in 13 angled RC drill holes were announced. A total of 2 of the first 3 holes drilled into the Penelas East Vein System intersected gold. Drill hole B-1115 penetrated a vein nearly 400 feet below the surface and 400 feet south of the historic drill intercepts in BRU-085 and BRU-105.

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

In May 2012, Phase II drilling was proposed to test the extensions to the high-grade gold-silver intersected in the Penelas East vein in drill hole B-1115. The drilling was intended to test the strike extension and the dip extension of the intercept in B-1115 between 30-60 meters (100-200 feet) along strike to the north and to the south and 30-60 meters (100- 200 feet) below the elevation of the intercept in B-1115 to evaluate the potential for continuity along strike and increased potential with depth per the epithermal vein model.

The 2012 drilling program concluded with a total of 17 RC holes totaling 13,400 feet/4084 meters and two core holes totaling 1,306 feet/398 meters, all drilled about 1,000 feet/300 meters southeast of the old Penelas mine workings and where significant gold intercepts were encountered in the last hole in the 2011 drilling program. Hole B-1201, the first hole in 2012, intersected 360 feet (110 meters) and the remainder of the 2012 drill holes focused on drilling around this intercept in B-1201. The geology in the vicinity of hole B-1201 is mostly covered by 30-50 feet (10-15 meters) of alluvium, and the geology and geometry of the mineralized zone cannot be gleaned by surface mapping or sampling, requiring close-spaced drilling to ascertain the orientation of the significant gold intercepts encountered in 2012.

In March 2013, a Reverse Circulation ("RC") drill program of 22,000 feet was announced and scheduled to commence at the Bruner Properties. The drilling phase will begin on the west side of the northern extension of the former producing July-Duluth mine sites and then move east to the Penelas East discovery area, where drilling in 2012 encountered a mineralized interval of 360 feet. Metallurgical test work was underway on drill samples from the Penelas East discovery deposit area with results to be reported shortly.

The 2013 drill program concluded with a total of 39 RC holes totaling 23,590 feet/7,190 meters and 3 core holes totaling 2,380 feet/725 meters being drilled between January and November. Of the total, seven RC holes were drilled at the north end of the Bruner vein target with disappointing results, although sufficient gold was encountered with increasing depth to indicate further drilling is warranted to chase this vein system to greater depths. Of the 35 holes drilled at the Penelas East discovery area, all but 5 holes intersected significant gold intercepts that help define the gold mineral system there. The 5 holes that failed to intersect significant gold intervals were drilled south of all other holes completed to date, encountered intense clay alteration which is generally indicative of being outside of the precious metal and proximal alteration of silica + adularia, and may be located on the opposite side of a fault that terminates or truncates the gold-silver mineral system at the Penelas East discovery area. The last hole of 2013 was drilled in the historic resource area to test a concept that high-grade gold was ponded beneath prominent silica + adularia spires that were mapped in detail during the summer of 2013.

In April 2014, a 53 hole drill program for both the Historic Resource and Penelas East discovery areas was announced. The program was to consist of approximately 1000 meters (3,280 feet) of core drilling and 9,000 meters (29,500 feet) of reverse circulation (RC) drilling. Core drilling in the Historic Resource area to start with an offset of RC hole B-1340, which tested at 93%-97% gold extraction levels after bottle roll cyanidation tests on hole composites were performed in early 2014. A total of 5 core holes and 24 RC holes are planned to test this high-grade feeder zone. Drilling at the Penelas East discovery area will focus on testing the prominent VLF-EM current density and coincident gold-in-soil anomalies. A total of 24 holes are planned in the Penelas East discovery area, which will expand the total number of holes drilled in this area to 62.

In April 2014, the Company reported the acquisition of an additional 20 acre patented mining claim known as the Elk Lode claim. The Elk Lode claim complements the Company’s existing holdings at the Bruner site.

The 2014 drilling program concluded with a total of 51 RC holes were drilled totaling 24,610 feet/7,501 meters and 13 core holes totaling 7,257feet/2,212 meters.

Ten (10) RC holes totaling 2,870 feet/875 meters were drilled at the Paymaster hill/mine area where previous sampling of old underground workings, currently inaccessible, indicated the presence of high-grade gold associated with the intersection of steeply dipping structures a generally flat lying volcaniclastic sediments immediately overlying a basement of unaltered andesite flows. These holes were very successful and additional drilling at the Paymaster hill/mine target is warranted.

Twelve (12) RC holes totaling 7,785 feet/2,373 meters were drilled to test VLF-EM current density anomalies detected north and northwest of the Penelas East discovery area. Sufficient gold was intersected in these holes to suggest the VLF-EM method may be seeing mineralized structures and thus deserve further drilling to assess this apparent correlation further.

Three (3) RC holes totaling 1,935 feet/590 meters and 2 core holes totaling 1,865 feet/568 meters were drilled at the northern open extension of the Penelas East discovery area to test deep high-grade intercepts encountered there in 2013. All of these holes intersected significant gold intercepts both near the surface and at depth to warrant additional drilling of the open northern extension to the Penelas East discovery area.

The majority of the drilling in 2014 was concentrated in the historic resource area in order to provide sufficient modern geologic and controlled assay data. A total of 27 RC holes totaling 12,456 feet/3,797 meters and 10 core holes totaling 4,956 feet/1,510 meters were completed in the historic resource area. The data from these holes flush out the core mineralized zone of the historic resource area and provide the detailed understanding of the host geology and the distribution of grade to be able to properly model the deposit and the entire assay set.

The table below summarizes Canamex’s exploration drilling at the Bruner Properties.

The collar locations of the drilling on the Bruner Properties are shown below.

Canamex Bruner Gold Project
Plan posting of all Canamex drill hole collars
4,326,000
4,325,500
4,325,000
4,324,500
4,324,000
4,323,500
4,323,000
4,322,500
northing
431,500
432,000
432,500
433,000
433,500
434,000
434,500
435,000
435,500
436,000
easting
Paymaster
Historic
Resource
Area
Penelas
Canamex

Planned Exploration

We will continue to monitor our optionee’s exploration program as it progresses. To date the Bruner Properties are without known reserves. Further information regarding resources and drill results are available through a NI 43-101 compliant technical report. United States and Canadian Securities Laws and Regulations relating thereto preclude our disclosure of certain published information in this Form 10-K.

Vernal Property

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

The Vernal Property claims presently do not have any known mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any commercial scale open-pits. Numerous shallow underground excavations occur within the central portion of the property. No reported historic production is noted for the property. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Although drill holes are present within the property boundary, there is no known drilled reserve on our claims.

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

Planned Exploration

The Company’s current objectives are to assess the geological merits and if warranted and feasible establish an exploration program to identify the potential for economically viable mineralization. The cost of an exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. We recognize that the Vernal Property is a grass roots exploration opportunity and there are currently no proven or probable reserves.

Moss Property

24
24
24
19
20
21
25
30
29
28
R21W
R20W
T20N
Patriot Controlled Land
Patented Claims
Unpatented Claims
Claims Located 2009
Figure 2
PATRIOT GOLD CORP
Moss Mine Project Land Status
Mohave County, Arizona
0
1000
Feet
RRK 12/09

The Moss Property originally consisted of 104 unpatented claims and 15 patented claims located in the Oatman Mining District of Mohave County, Arizona. The Company acquired these claims in a series of transactions during fiscal 2004 and 2005.

Between April 12, 2011 and September 5, 2012, Northern Vertex Mining Corp. and/or its United States subsidiary Golden Vertex Corp. (hereinafter collectively referred to as “Northern Vertex” or “Vertex”), subsequently added 189 additional new unpatented claims to the Moss Property which are now part of the February 28, 2011 Exploration and Option Agreement and included in the area of interest. The 15 patented claims have an approximate total area of 225 acres and 293 unpatented claims have an approximate total area of 5,860 acres, with 592 acres of overlap for a net area of approximately 5,268 acres. The Moss Property claims presently do not have any identified economic mineral reserves.

Unless otherwise stated, information of a technical or scientific nature related to the Moss Property contained in this Form 10-K is summarized or extracted from the Technical Report and Preliminary Economic Assessment For the Moss Mine Gold-Silver Project dated March 12, 2013, prepared by CDM Smith, Inc. and Metal Mining Consultants Inc. (“MMC”) (the "Moss Technical Report"). Scott E. Wilson, CPG, Stewart D. Redwood, FIMMM, Brian S. Antonioli, P.E., John T. Gormley, P.E., John C. Brower, Ph.D., CPG, Jack McPartland, Ph.D., CPG, and Robert H. Lambeth, P.E., P.G., LHG, are the Qualified Persons who have prepared the Moss Technical Report, each of whom is independent of Northern Vertex. Robert Coale, President and a Professional Engineer, is the Qualified Person required under NI 43-101 who has approved the scientific and technical information disclosed in this Form 10-K.

The reader should consult the Moss Technical Report to obtain further particulars regarding the Moss Property. The Moss Technical Report is available for viewing under the Company’s profile on SEDAR at www.sedar.com.

Acquisition of Interests

Gintoff Claim

On November 14, 2003, the Company entered into a letter of intent to acquire a single patented claim from Gregory Gintoff. The total purchase price of $50,000 was made in two installments of $10,000 in December 2003 and $40,000 in February 2004.

MinQuest Claims

We hold the MinQuest claims via 104 unpatented mining claims that were acquired from MinQuest. On March 4, 2004 the Company signed a Letter Agreement (the “Agreement”) that earned it a 100% interest in these claims by paying MinQuest a one-time fee of $50,000. This $50,000 fee was paid on July 7, 2004. Subject to the terms and conditions of the Agreement, MinQuest will retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within one mile of MinQuest, Inc’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

Williams Property

The property is comprised of six patented claims (collectively, the “Williams Property”). These claims were held collectively by as many as 23 owners within an extended family who were represented by Barbara Williams, a realtor, and a member of this extended family, who put together the letter of intent and arranged for the signing of the agreement by the numerous owners. None of these owners, including Barbara Williams, has or has had any relationship or affiliation with us prior to the agreement for the Williams Property.

In October 2003, former Director, Robert Sibthorpe (who is a geologist by training), had evaluated the proposal for the purchase of the Williams Property. His recommendation was to visit the site, and if the visual inspection supported the information presented in the proposal, then an offer to purchase should be presented. In November 2003, the Company executed a letter of intent to purchase a 100% interest in Williams Property owned by the extended family. This property is unrelated to and separate from the MinQuest Claims. The sellers delivered to Patriot all information in their possession regarding the Williams Property.

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

Greenwood Claim

On January 18, 2005, the Company acquired a single patented claim from a group of individuals, represented by an escrow agent, for $150,000.

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

Exploration History of the Moss Property

Discovered in 1864, the Moss Mine was the first major gold discovery made in the District (Malach, 1977).  Historical records show that the Oatman District produced up to 2.2 million ounces of gold from 1897 to 1942 (Durning & Buchanan, 1984). The Moss Property contains the site of the former Moss Mine. The Moss Mine reportedly produced about 12,000 ounces of gold up until it was closed in 1866. It is said that an ore shoot containing more than $200,000 in gold was mined in a glory hole 10 feet in diameter by 10 feet deep on a claim just east of the later site of the Allen Shaft (Malach, 1977). The mine was worked intermittently through the 1930’s but produced only minor amounts of gold after the initial bonanza grades. The mine lay idle until the early 1980’s when a number of mining companies explored the district. These companies included Billiton Minerals, Magma Copper, Golconda Resources and Addwest Minerals. The most significant historic mining at Moss Mine occurred on narrow veins that trend sub-parallel to the Moss Mine vein and dip steeply to the north. These veins should intersect the Moss Mine vein at depth. The project area is underlain by Tertiary quartz monzonite (a coarsely crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase) intruding tertiary volcanics. Precambrian basement rocks underlie the volcanics. The veins consist of quartz-calcite and lesser adularia. The principal vein is up to 45 feet thick and can be followed on surface for over 5,000 feet. The hanging wall commonly has several tens of feet of stockwork veining. Gold values are somewhat erratic but appear to be highest in the thicker and deeper parts of the vein explored to date. The reliability, key assumptions and methods used to prepare the aforementioned data is unavailable. We do not treat the historical results as a current mineral reserve as they have not been verified by a Qualified Person. The reader should consult the Moss Technical Report to obtain further information regarding the Moss Property. The Moss Technical Report is available for viewing under the Company’s profile on SEDAR at www.sedar.com.

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

* AuEq (gpt) = Au (gpt) + 1/40th Ag (gpt). gpt = grams / metric tonne. The Moss Technical Report is available for viewing under the Company’s profile on Sedar at www.Sedar.com.

In October 2011, a National Instrument 43-101 compliant Independent Resource Calculation was completed by Scott E. Wilson Consulting.

In February 2012, we announced Phase II results of the Moss Property for the first 18 holes of the planned 20,000 foot (6,500 meter) in-fill drill and resource expansion program. It was reported that all five of the Phase II infill holes, AR124, 125, 127, 128 and 133 were successful, with each hole intersecting 24+ meter widths of mineralized material. The significant intersections returned from Phase II drilling are consistent with results from our Phase I drill program. Importantly, they demonstrate the consistent internal distribution of gold we have come to expect from the Moss gold-silver system.

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

Hole AR 123:          0.52+ gpt Gold Eqv over 22+ meters including 0.89 gpt Gold Eqv over 6.1 m

Hole AR 124:          1.45+ gpt Gold Eqv over 24+ meters including 2.27 gpt Gold Eqv over 13.7 m

Hole AR-128:          0.75+ gpt Gold Eqv over 57+ meters including 1.46 gpt Gold Eqv over 15.2 m

Hole AR 136:          19.39 gpt Gold Eqv over 1.52 meters

In May 2012, we reported further successful results from drilling core as the final part of the Phase II infill drill and resource expansion program. This completed drill results for all 41 holes in the current drilling program: 18 RC (reverse circulation) drill holes and 23 diamond drill (core) holes.

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

In July 2012, we reported on channel samples taken underground near the vicinity of the Allen Shaft at the Moss Property. The sampling taken at five foot intervals across the roof of drifts and cross-cuts on the -60 level consistently shows 1.5+ gpt gold equivalent grades returned, further demonstrating the remarkable uniformity of the Moss stockwork vein Gold-Silver system both on strike and at depth. The main drift east averaged 4.73 gpt gold equivalent over 6.1m and stopped in 7.58 gpt gold equivalent mineralization.

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

* AuEq (gpt) = Au (gpt) + 1/40th Ag(gpt)

* gpt = grams / metric tonne

In October 2012, we announced plans to commence a resource definition drill program to expand the parameters of a potential starter pit at the Moss Property. The program would focus on two central hills on patented (private) ground within the property where mineralization is exposed at the surface. Drilling is designed to assist the technical team in the preliminary design and modeling of a starter pit in the central area of the mineralized gold-silver corridor. The drill program was also expected to allow the construction of a mine plan and mine design as required by Arizona Dept. of Environmental Quality (AZ DEQ) for an Aquifer Protection Permit (APP).

In November 2012, we provided a comprehensive update on exploration and development plans for the Moss Property. Some key highlights of the update were as summarized below:

•	Additional resource definition drill program to increase resources adjacent to proposed pits and for data use in mine design and planning
•	Low strip ratio in initial mining areas possible
•	Amenable to low cost, heap leach, open pit mining
•	Major stockwork vein system outcropping at surface for 5,000 feet
•	Metallurgical test-work underway
•	3 Phase Mine Development Plan to include:
o	Application for Aquifer Protection Permit for 90,000 tonne Pilot Phase I quarry/leach pad submitted to Arizona Department of Environmental Quality (DEQ) by month end
o	Phase II production target, 5,000 tpd
o	Phase III production target 10,000 tpd

The 3 Phase Mine Development Plan is designed to sequentially progress the project from conceptual design and laboratory test work to pilot plant testing in the field and, if this is successful, to secure approval for building a 5000 tonnes per day mine initially and, if this is successful, then move to 10,000 tonnes per day ultimately.  The mine, should it proceed to Phase II production, will be a classic heap leach operation.

The business plan has been specifically designed to take advantage of the natural attributes of the Moss deposit while minimizing the capital required to get into production and minimizing the lead time in doing so, thereby reducing project development risk and capital risk. Our Optionee/Operator has completed a Preliminary Economic Assessment (PEA) of the Moss Project which incorporates mine, processing and heap leach designs. This includes estimates of capital and operating costs and pre-tax cash flows for Phases I and II. A scoping level analysis will be subsequently prepared for Phase III. Phase I pilot plant operations commenced mid 2013. Phase II operations are expected to commence at a rate of 5,000 tpd. Phase III operations are expected to commence at a rate of 10,000 tpd.  A Bankable Feasibility Study is also now underway and expected to be completed in 2015. Please refer to the Patriot Gold Corp. website at www.patriotgoldcorp.com for further information.

1) Amended PEA

In June 2013, the Company announced the completion of an amended Preliminary Economic Assessment ("PEA") for the Moss Mine Project, dated June 18, 2013.

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

In July 2013, the Company provided an update on the Phase I pilot plant operations.

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

Initial placement of fine crushed agglomerated material (95% -1/4 inch) onto leach pads was completed on June 28, 2013. Initial treatment of solution through carbon columns for heap leaching was scheduled to be completed by July 18, 2013. Total Phase I mineralized material of 90,000 mt was expected to be placed onto the leach pads by September 15, 2013.

In July 2013, the Company announced the results from a 15 hole drilling program and metallurgical results obtained from heap leach cyanidation (column leach) testwork on a mineralized material low grade bulk sample.

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

The 2,527 meter exploration diamond drilling program was completed as part of a recommended $1.15 million exploration program. Assay results are presented below:

In September 2013, the Company announced the official opening of the Moss Mine Reactivation Project Pilot Plant and highlighted the significant development milestones which have been reached for the Phase I - Pilot Plant.

•	Construction on all major items for Phase I – Pilot Plant are completed
•	Operations focused on completion of mining, crushing, agglomerating and stacking operations for the 90,000 tonnes planned in the Preliminary Economic Assessment
•	Leaching of the stacked mineralized material took place with continual sampling and assaying of the leached material being performed

In October, the Company announced additional positive results from the remaining assays for Phase 4 drilling, a 19-hole 2,643.8 meter drilling program.

Key Highlights:

•	Results complete for AR-196, 197, 199, 200, 201, 206, 207, 208, 210, 211, and 212, with assays for all drill holes in the 15-hole drill program received
•	Confirmation that near surface stockwork mineralization does extend in the western section of the deposit
•	Extended depth drilling up to 220 meters from the surface indicates mineralization is continuing to occur at depth and remains open to depth in the eastern and central portions of the deposit
•	A potential upgrade in resource classification (from ‘inferred to ‘indicated’) based on additional information received in the eastern portion of the Moss deposit
•	Additional assay results received allow pit slope optimization studies to progress further given sufficient data gathered from the oriented core drilling and structural mapping as a result of this program

All holes were drilled on patented claims as part of the Mine Exploration and Geotechnical Programs with regard to the Moss Mine heap leach project.

In December 2013, the Company announced that the first gold pour had been processed from its Moss Mine project in Mojave County, Arizona. The precious metals were sold based on the price of US$1326/oz Au and US22.30/oz Ag.

According to the PEA (Preliminary Economic Assessment) for Phase I of the project, 91,000 metric tonnes (mt) of mineralized material was to be extracted from the mine. Mining commenced at the beginning of June 2013 and a total of 90,199 mt have now been mined. Crushing, screening, agglomerating, and conveying of the nearly 90,000 mt has been undertaken. Leaching activities that began in mid-August 2013 continued into 2014 and 2015.

Patriot's Optionee/Operator has now gathered enough data from processing to allow for optimization of the leach pad design which allows for a potential increase in the permissible tonnage under the present PEA guidelines for Phase I of the Pilot Plant.

In April 2014, the Company announced the results of an airborne magnetic survey of its Moss Gold-Silver project located in the historic and active Oatman Mining District near Bullhead City, Arizona. Results of the survey included use of magnetic, field mapping and historic mineral and workings data.

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

In April 2014, the Optionee/Operator provided a more detailed update on Phase I – Pilot Plant operations.

Key Highlights:

•	A total of 3,389 ounces of gold and 13,211 ounces of silver was recovered, processed and sold, with the net result being applied to costs.
•	Gold recovery rates on Cells 1-5 were 80.51% after an average of 192 days, exceeding Preliminary Economic Assessment (PEA) estimates.
•	Gold recovery rates in Cells 6A and 6B were 55.87% after 96 days.
•	Gold recovery in all cells was scheduled to continue through mid-year.
•	An additional 600 ounces of gold and 12,000 ounces of silver were estimated to be recovered over the ensuing months.

As of April 6, 2014, Cells 1-5 consisting of 81,630 tonnes of mineralized material containing 3,656.7 ounces of gold and 36,912 ounces of silver were under continued leaching which showed recovery rates of 80.51% with average leaching time of 192 days (leaching times varied from 218 days for cell 1 to 163 days for cell 5). Gold recovery attributed to cells 1-5 total 2,944.4 ounces yielding a pre-completion recovery of 80.51% Au compared to PEA based on 75% gold recovery after 9 months. Gold was still being recovered from all 5 cells. Silver recoveries were at 38.72% as gold was being preferentially absorbed onto the carbon resulting in high silver recycling values in the leach solution.

In September 2014, the Company announced an update on the geological mapping and sampling program that had commenced on an untested extension of the Moss Property. The objective of the program was to identify new drill targets at potentially undiscovered resource rich areas of the Moss Property including areas outside the main moss vein system. Specific target areas included 1,500 meters of under explored structure and five previously identified gold mineralization target areas on the Silver Creek property Claim.

In March 2015, the Company announced updates on the projects property wide exploration program. A total of 681 samples were collected with a significant number returning gold mineralization with assays in excess of 1 gpt in the Oatman Extension, Silver Creek Spring, Old Timer and Grapevine areas. Several previously identified structures have shown mineralization over significant strike lengths. Airborne geophysics and magnetic data highlighted potential structures for further exploration which also conform to previously identified aeromagnetic trends.

Planned Exploration

We will continue to monitor our option partner’s exploration program as it progresses. To date the Moss Property is without known economic reserves. Further information regarding resources and drill results are available for viewing in the Moss Technical Report under the Company’s profile on SEDAR at www.sedar.com. United States and Canadian Securities Laws and Regulations relating thereto preclude our disclosure of certain published information in this Form 10-K.

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This grassroots exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has not been visited by any current officers or directors of the Company.

The Windy Peak Property Location in Nevada

Description and Location of the Windy Peak Property

The Windy Peak Property consists of 79 unpatented mineral claims covering approximately 1,630 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 6 miles SSW of Middlegate in sections 4,5,8,9,28,32,33 of T15 &16N R35E, Nevada. The Property is divided into 2 non-contiguous claim blocks with the northern claim block being adjacent to Hill 6483 in the Windy Fault.

Access to the Windy Peak Property is from U.S. Highway 50, thence south via Highway 361 to an unmarked dirt road that heads west along the south side of an unnamed wash referred to as Windy Wash. The dirt road exits Highway 95 near the border of Sections 27 & 34. The Bell Mountain quadrangle (dated 1972) shows an older dirt road that follows the floor of the wash. About 2 miles along the dirt road, trenching and cutting of trails to access various portions of the Property have extensively disturbed the hill. The dirt road is in good condition, however the steeper trails near Windy Peak will require a 4-wheel-drive for access. There is no plant, equipment, water source nor power currently on site. Power could be provided by portable diesel-powered generators. Non potable water may be source able on site for drilling, mining and milling purposes.

The Property claims are held as unpatented federal land claims administered under the Department of Interior, BLM and Department of Agriculture, Forest Service (“USFS”) under the Federal Land Policy and Management Act of 1976. In order to acquire an unpatented mineral claim the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

The table below lists the Windy Peak Property claims located in Sections 4,5,8,9,28,32,33 of T15 &16N R35E, Nevada.

CLAIM NAME	NMC NUMBER
WIN 1	NMC1088835
WIN 2	NMC1088836
WIN 3	NMC1088837
WIN 4	NMC1088838
WIN 5	NMC1088839
WIN 6	NMC1088840
WIN 7	NMC1088841
WIN 8	NMC1088842
WIN 9	NMC1088843
WIN 10	NMC1088844
WIN 11	NMC1088845
WIN 12	NMC1088846
WIN 13	NMC1088847
WIN 14	NMC1088848
WIN 15	NMC1088849
WIN 16	NMC1088850
WIN 17	NMC1088851
WIN 18	NMC1088852
WIN 19	NMC1088853
WIN 20	NMC1088854
WIN 21	NMC1088855
WIN 22	NMC1088856
WIN 23	NMC1088857
WIN 24	NMC1088858
WIN 25	NMC1088859
WIN 26	NMC1088860
WIN 27	NMC1088861
WIN 28	NMC1088862
WIN 29	NMC1088863
WIN 30	NMC1088864
WIN 31	NMC1088865
WIN 32	NMC1088866
WIN 33	NMC1088867
WIN 34	NMC1088868
WIN 35	NMC1088869
WIN 36	NMC1088870
WIN 37	NMC1088871
WIN 38	NMC1088872
WIN 39	NMC1088873
WIN 40	NMC1088874
WIN 41	NMC1088875
WIN 42	NMC1088876
WIN 43	NMC1088877
WIN 44	NMC1088878
WIN 45	NMC1088879
WIN 46	NMC1088880
WIN 47	NMC1088881
WIN 48	NMC1088882
WIN 49	NMC1088883
WIN 50	NMC1088884
WIN 51	NMC1088885
WIN 52	NMC1088886
WIN 53	NMC1088887
WIN 54	NMC1088888
WIN 55	NMC1088889
WIN 56	NMC1088890

WIN 57	NMC1088891
WIN 58	NMC1088892
WIN 59	NMC1088893
WIN 60	NMC1088894
WIN 61	NMC1088895
WIN 62	NMC1088896
WIN 63	NMC1088897
WIN 64	NMC1088898
WIN 65	NMC1088899
WIN 66	NMC1088900
WIN 67	NMC1088901
WIN 68	NMC1088902
WIN 69	NMC1088903
WIN 70	NMC1088904
WIN 71	NMC1088905
WIN 72	NMC1088906
WIN 73	NMC1088907
WIN 74	NMC1088908
WIN 75	NMC1088909
WIN 76	NMC1088910
WIN 77	NMC1088911
WIN 78	NMC1088912
WIN 79	NMC1088913

The Property claims were located and recorded along with the necessary payments being filed in March 2013. Annual maintenance fees of $155 per claim paid to the BLM and recording fees of approximately $15 per claim must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

The Windy Peak Property Claim Map

Past Exploration in the Windy Peak Area

Fairview District

The Windy Peak area has been considered to be part of, or at least an extension of, the Fairview District, which, is located on Fairview Peak about 6 miles WNW of Hill 6483. Both areas are within the Fairview Peak caldera of Henry but their geochemical differences indicate they are not related.

Windy Peak

The only published information found regarding the Windy Peak area refers to a small leach pad at the Cye Cox prospect at Hill 6483. This exploration was located adjacent to but not on our northern claim block. According to historical reports, an initial 6 claims (Red Star) were staked by Cye Cox of Fallon from 1945 to 1969. Subsequent lessees staked an additional 79 Red Star claims from 1978 to 1979. Cye Cox together with Pete Erb and "Pine Nut" Forbush discovered high-grade gold on the south side of Hill 6483 in the Windy fault in 1970. The presence of old timbers near a mostly-covered hole at the western trench (about mile west of the Windy adit) indicates that they also did some work there. After further examination a plant with a 6-8" grizzly and trommel (21' x 30") was setup and operated.

At least 56 RC holes have been drilled on and around the Windy Peak claims area. The identifiable holes are vertical holes which is interesting because the primary target in the Windy area is bonanza grade veins in steep to vertical structures. In effect, the high-grade structurally hosted gold potential on the property has not been tested by previous drilling programs.

Geology of the Windy Peak Property Area

Review of late Tertiary epithermal gold-silver deposits in the northern Great Basin, revealed that most deposits are spatially and temporally related to two magmatic assemblages: bimodal basalt-rhyolite and western andesite. The Fairview district, including the Bell Mine, is related to a third, minor magmatic assemblage, the late Eocene to early Miocene caldera complexes of the interior andesite-rhyolite assemblage. This assemblage hosts the giant late-Oligocene Round Mountain deposit plus smaller deposits in the Atlanta, Fairview, Tuscarora, and Wonder mining districts. The youngest rocks in the interior andesite-rhyolite assemblage were erupted at about 19 Ma and are in the Fairview and Tonopah mining districts. Recent studies have shown that the magmatism associated with the interior andesite rhyolite assemblage had a close spatial and temporal association with crustal extension, and that these magmas were formed by partial mixing of mantle-derived basal with crustal melt.

Planned Exploration

The Company’s current objectives are to assess the Windy Peak geological merits to establish an exploration program and identify the potential for economically viable mineralization. The cost of this exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. We recognize that Windy Peak is a grass roots exploration opportunity and there are currently no proven or probable reserves.

Item 3.          Legal Proceedings

On January 23, 2015 Patriot issued a demand for arbitration to its optionee, (Northern Vertex Mining Corporation/Golden Vertex Corporation) ("Northern Vertex") pursuant to the "Exploration and Option to Enter Joint Venture Agreement Moss Mine Project" (the Agreement) between the two parties. The arbitration demand relates to:

The Scope and Technical Details of the Bankable Feasibility Study:

Under the Agreement, Northern Vertex is required to prepare a Bankable Feasibility Study ("BFS") as part of the earn-in requirement. Patriot asserts that the feasibility study as presented by Northern Vertex does not meet the standards of a Bankable Feasibility Study as required by the Agreement.

The Obligation to Pay Net Operating Profit to Patriot Gold:

Under the Agreement and subject to the provisions of Section 8.1, any "net operating profit" (NOP) realized by Northern Vertex from the sale of precious metals must be paid to Patriot. The dispute between the two parties relates to whether the precious metals produced from the Moss Mine to date are subject to the NOP provision of the Agreement.

On July 8, 2015 the Company and Northern Vertex have collectively, as part of the arbitration process, appointed Hon. Robert E. Rose (Ret.) as the arbitrator.

Justice Rose (Ret.) has served the State of Nevada in all three branches of government. He has been a president of the state senate, Nevada's lieutenant governor, and a Chief Justice of the Supreme Court of Nevada. Since leaving the Supreme Court in January 2007, Justice Rose has conducted mediations and arbitrations in a great variety of cases.

The next step in the arbitration process was for the parties and the arbitrator to schedule a hearing date for the arbitration and schedule for arbitration deadlines. The hearing date has been scheduled for the beginning of December.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades over the counter in the United States on the OTCQB tier of the electronic over-the-counter marketplace operated by OTC Markets Group, Inc. under the symbol “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.com during the years ending May 31, 2015 and May 31, 2014:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2015	Fourth Quarter	$0.08	$0.05
	Third Quarter	$0.10	$0.06
	Second Quarter	$0.16	$0.07
	First Quarter	$0.08	$0.17
2014	Fourth Quarter	$0.12	$0.07
	Third Quarter	$0.09	$0.06
	Second Quarter	$0.17	$0.08
	First Quarter	$0.12	$0.07

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On May 31, 2015, there were approximately seventy-eight (78) holders of record of the Company’s common stock.

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

Warrants or Options

There were 1,236,957 warrants issued during the fiscal year ending May 31, 2015.  For further information, see Note 7 - Common Stock in the financial statements included in this 10-K filing.

There were 5,570,000 stock options issued during the fiscal year ending May 31, 2015. Additionally, no stock options were exercised and none were cancelled. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2015, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders as of May 31, 2015
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	2,000,000	$0.12	0
2012 Stock Option Plan	3,770,000	$0.10	10,000
2014 Stock Option Plan	0	0	5,000,000
Share Purchase Warrants	34,011,204	$0.08

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2015:

Pursuant to the 2005, 2012 and 2014 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plans are administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the Board of Directors functions as the Committee.

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

See "Note 7 - Common Stock" in the financial statements included in this 10-K filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2015.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate explore and develop prospective properties that may host mineral reserves which could eventually be put into mining production. With this in mind, we have identified and secured interests in several mining claims with respect to properties in Nevada and Arizona. Current cash on hand is not sufficient to fund planned operations for 2015; however, management plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that management will be successful in its attempt to raise the additional funds needed to sustain operations going forward.

We do not have any employees. Outside advisors, attorneys and consultants will continue to be utilized to support operations as needed. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2015, we continued to monitor the exploration of our existing properties in accordance with our property option agreements. We also acquired a new grass roots mineral property interest and secured the first right of first refusal on two other potential property interests. The funds in our treasury are currently not sufficient to meet all planned activities as outlined below. The Company expects the short and long term funding of our operations going forward to be financed as in the past through equity issuances in the form of private placements of common stock and/or debt financing.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2016.

Results of Operations

The Twelve Months Ended May 31, 2015 compared to the Twelve Months Ended May 31, 2014

During the year ended May 31, 2015, we had no revenues as we have not commenced principal operations as a natural resource production company. We are currently exploring our properties and engaged in the search for mineral deposits.

Net loss for the year ended May 31, 2015 was $889,431 compared to net loss of $226,804 for the year ended May 31, 2014, for an approximate $663,000 increase in net loss. The increase is primarily comprised of an approximate $106,000 increase in mineral and exploration expenses and an approximate $558,000 increase in general and administration expenses.

For the years ended May 31 2015 and 2014, mineral and exploration expenses were $107,729 and $1,970, respectively, for an approximate $106,000 increase. The increase is primarily due to acquisition of the Windy Peak property interest $75,000 and an approximate $31,000 as consideration for two right of first refusals.

For the years ended May 31 2015 and 2014, general and administrative expenses were $776,596 and $219,681, respectively, for an approximate $558,000 increase. The increase was primarily comprised of non cash, stock option compensation expense of $289,000 due to the issuance of an aggregate 5,570,000 options during the year to directors and consultants to provide further incentive to perform and contribute to the long-term growth of the Company along with a $143,000 increase in consulting fees associated with strategic project vetting and acquisition; arbitration preparation, significant upgrades to the corporate website and related maintenance; and a $78,000 increase in legal fees attributed to the arbitration; and $48,000 increase in marketing expenses to increase corporate awareness.

For the years ended May 31 2015 and 2014, other income and expense was ($5,106) and ($5,154), respectively, for approximately no change. Other income and expense is comprised of foreign currency exchange gain and loss. Zero change is reasonable given fewer Canadian dollar transactions during the fiscal year.

Liquidity and Capital Resources

We had total assets of $171,186 at May 31, 2015 consisting of cash of $157,931 and reclamation deposits of $13,255.  We had total liabilities of $33,728 at May 31, 2015 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following during the year ended May 31, 2015:

•	$300,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was $523,711 and $246,653 for the years ended May 31, 2015 and 2014, respectively. The increase in cash used in operations was due to an increase in operating expenses primarily attributed to an increase in consulting and legal services when compared to the prior year.

Investing activities for the years ended May 31, 2015 and 2014 were $nil and $900, respectively, received from the refund of a reclamation deposit.

Financing activities during the years ended May 31, 2015 and 2014 generated cash of $89,500 and $791,000 through a series of private placements. See Note. 7 - Common Stock in the financial statements included in this 10-K filing.

Going Concern Consideration

Management estimates that the Company will require approximately $300,000 to fund the Company’s planned operations for the next twelve months. Therefore, current cash on hand is not sufficient to fund planned operations for 2016. We anticipate generating losses and therefore may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result from this uncertainty.

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

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2015, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2015 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale(1)	President, Chief Executive Officer, Secretary Treasurer, and Director	75	October 13, 2005(1)
Trevor Newton(2)	Director	46	October 9, 2014
Jared Beebe	Director	64	September 5, 2008

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2) Mr. Newton was appointed as Director on October 9, 2014.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and has served as our Chief Executive Officer, President, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to present. Mr. Coale has over 50 years of resource related business and management experience and is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems, including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas. Mr. Coale is also a past Technical Advisor for Premium Exploration Inc. and a past Director of Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp. Mr. Coale is a Professional Engineer and holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

Trevor Newton is Chairman of the Board of Patriot Gold Corp. Mr. Newton has been involved in the development of the Company from its initial land acquisitions and discovery stages through to the present. He has assisted the company by establishing its corporate focus, assembling its team and helping advance its core projects. Mr. Newton's corporate experience has primarily been in the resource sector where he has assisted private and public companies in their financing, project acquisition, and development. Mr. Newton is also Chief Executive Officer, Chief Financial Officer, President, Secretary and Director of Strata Oil & Gas Inc. Mr. Newton has a B.Sc. in Economics from the University of Victoria and an M.A. in Economics from Simon Fraser University.

Jared Beebe is an experienced geologist with an extensive background in mineral exploration. In his nearly 28 years of working in the mining industry, Mr. Beebe has worked for a variety of exploration companies in Canada and the United States.  Mr. Beebe is currently an independent consulting Project Manager.  Mr. Beebe previously worked for Soho Resources from 2007 to 2008, for Globex Mining in 2006, for Scorpio Mining in 2005 and from 1999 to 2004 he worked as a researcher at the University of Quebec where he studied Geographic Information Systems.  Mr. Beebe earned a Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado, in 1981. Mr. Beebe is a member of the Association of Applied Geochemists, the Geological Society of Nevada, the Ordre du Géologues du Québec, and the Society of Economic Geologists. Mr. Beebe is currently a Director of Goldfields International Inc. and Director/Vice President of Exploration for Duke Mountain Resources.

There are no family relationships among our directors or officers. None of our Directors or Officers have been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of our officers or directors, is a party adverse to our company or has a material interest adverse to it.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. Currently the Board of Directors function as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the most recent fiscal year, the Company is not aware that any director, officer, and beneficial owner of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act has failed to file such forms on a timely basis.

Code of Ethics.

The Company has not adopted a Code of Ethics due to the size and limited resources of the Company.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2015 and 2014 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2015, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2015 and whose total compensation during the fiscal year ended May 31, 2015 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2015 and whose total compensation during the fiscal year ended May 31, 2015 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale	2015	5,719	0	0	16,111	0	0	0	21,830
	2014	17,025	0	0	0	0	0	0	17,025

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	200,000(1) (3)		0	0.25	March 10, 2016	0	0	0	0
Robert Coale		300,000(2)	0	0.10	June 20, 2026	0	0	0	0

(1)	On March 10, 2006, Mr. Coale was granted the right to purchase 200,000 common shares at an exercise price of $0.25 per option pursuant to the 2005 Stock Option Plan. The $0.25 options vest in equal installments of 33,333 commencing September 10, 2006 and ending March 10, 2009 and had a fair market value at issuance of $41,839. These options have fully vested.
(2)	On June 20, 2014 Mr. Coale was granted the right to purchase 300,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 100,000 commencing June 20 2015, June 20, 2016 and June 20, 2017 and had a fair market value at issuance of $28,819.
(3)	Does not include 100,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.05 per share that vested and were exercised July 17, 2015.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2015 for services rendered by the Directors.

Name	Fees earned or paid in cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Coale (1)	5,719(2)	0	16,111	0	0	0	21,830
Trevor Newton (3)	25,110	0	112,671				137,781
Jared Beebe (4)	6,000	0	5,370	0	0	0	11,370

(1) Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer.

(2) Compensation is also reflected in Item 11 - Executive Compensation. The total compensation for Mr. Coale as Executive Officer and Director for fiscal year ending 5/31/15 is $21,830.

(3) Mr. Newton was appointed as Director on October 9, 2014.

(4) Mr. Beebe was appointed as Director on September 5, 2008.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2015, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 48,175,604 outstanding common shares as of May 31, 2015 which does not include vested options and warrants.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	100,000	(1)	0.2%
Trevor Newton	11,070,450	(2)	23.0%
Jared Beebe	-	(3)	-

Directors and Officers as a Group (3 individuals)	11,170,450		23.2%
KF Business Ventures, LP	6,000,000	(4)	12.5%

Eric Muschinski	2,200,000	(5)	4.5%

(1) Does not include 200,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.25 per share; 100,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share and 100,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.05 per share that were exercised July 17, 2015.

(2) Does not include 1,000,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share and 10,280,000 vested warrants.

(3) Does not include 33,333 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share.

(4) Does not include 1,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 6,000,000 vested warrants.

(5) Does not include 1,500,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 1,836,957 vested warrants.

Shareholder Agreements

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is set forth above under Part II, Item 5.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On May 22, 2015, the Company entered into an Assignment and Assumption Agreement with Goldfields International, Inc., for the assignment of the rights, title and interest in the Windy Peak Property for $75,000. One individual serves on the Board of Directors for both companies. Consideration for the assignment is included in the Consolidated Statement of Operations as Mineral Costs during the year ended May 31, 2015.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services

Change in Independent Public Accountants

As disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on July 22, 2014, we entered into an engagement letter on June 15, 2014 with Peterson Sullivan LLP (“Peterson Sullivan”) pursuant to which we engaged Peterson Sullivan as our independent registered public accounting firm for purposes of performing an audit of our financial statements for the fiscal years ended May 31, 2015 and May 31, 2014. Robison, Hill & Co. previously served as the principal accountants for our company.

Fees Billed by Independent Public Accountants

Total fees paid to our independent registered public accounting firms for the years ended May 31, 2015 and 2014 are set forth below.

	Fiscal year ending May 31, 2015	Fiscal year ending May 31, 2014
Audit Fees	$15,814	$13,510
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.10	2005 Stock Option Plan (3)
10.20	Bruner Property Option Agreement, dated April 1, 2009 between the Company and American International Ventures Inc. (4)
10.21	Resource Report for Moss Mine Gold Property(5)
10.22	2012 Stock Option Plan (6)
10.23	2014 Stock Option Plan (7)
23.1	Peterson Sullivan Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.

(2) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(3) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on November 18, 2005 File Number 333-129840.

(4) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2009.

(5) Previously filed with the Company’s Form 8-K submitted to the SEC on January 29, 2010.

(6) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 20, 2012 File Number 333-182787.

(7) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Patriot Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. ("the Company") as of May 31, 2015 and 2014, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not been able to generate any operating revenue to date and has an accumulated deficit of $27,652,611 at May 31, 2015. In addition, the Company had negative cash flows from operations of $523,711 during the year ended May 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

August 28, 2015

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS
Current assets
Cash	$157,931	$592,142
Stock subscriptions receivable	–	32,000
Prepaid expenses	–	62,039
Total current assets	157,931	686,181

Reclamation Deposits (Note 4)	13,255	13,255

Total assets	$171,186	$699,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liability
Accounts payable and accrued liabilities	$33,728	$19,197

Stockholders' equity
Preferred stock, par value $.001 authorized 20,000,000 shares; no shares issued at May 31, 2015 and 2014	–	–
Common stock, par value $.001 authorized 100,000,000 shares; issued and outstanding shares: 48,175,604 at May 31, 2015 and 46,938,647 at May 31, 2014	48,176	46,939
Additional paid-in capital	27,758,254	27,412,841
Accumulated other comprehensive income	(16,361)	(16,361)
Retained deficit	(27,652,611)	(26,763,180)
Total stockholders' equity	137,458	680,239

Total liabilities and stockholders' equity	$171,186	$699,436

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2015	2014

Revenues	$–	$–
Cost of revenues	–	–

Gross margin	–	–

Expenses
Mineral costs	107,729	1,970
General and administrative	776,596	219,681

Net loss from operations	(884,325)	(221,651)

Other income / (expense)
Currency exchange	(5,106)	(5,153)

Net loss	$(889,431)	$(226,804)

Earnings per share - basic and diluted
Income (loss) per common share	(0.02)	(0.01)
Weighted Average Shares Outstanding	48,164,204	33,307,209

The accompanying notes are an integral part of these financial statements

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Total
Balance May 31, 2013	–	$–	28,976,147	$28,976	$26,607,804	$(16,361)	$(26,536,376)	$84,043

Issuance of common stock and warrants	–	–	17,962,500	17,963	805,037	–	–	823,000

Net loss	–	–	–	–	–	–	(226,804)	(226,804)

Balance May 31, 2014	–	–	46,938,647	46,939	27,412,841	(16,361)	(26,763,180)	680,239

Common stock option grants	–	–	–	–	289,150	–	–	289,150

Issuance of common stock and warrants	–	–	1,236,957	1,237	56,263	–	–	57,500

Net loss	–	–	–	–	–	–	(889,431)	(889,431)

Balance May 31, 2015	–	$–	48,175,604	$48,176	$27,758,254	$(16,361)	$(27,652,611)	$137,458

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(889,431)	$(226,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	289,150	–
Change in operating assets and liabilities:
Decrease in prepaid expenses	62,039	(37,006)
Increase in accounts payable and accrued liabilities	14,531	17,157
Net cash flows from operating activities	(523,711)	(246,653)

Cash flows from investing activity:
Proceeds from refund of reclamation deposit	–	900

Cash flows from financing activity:
Proceeds from sale of common stock	89,500	791,000

Net (decrease) increase in cash	(434,211)	545,247
Cash, beginning of period	592,142	46,895
Cash, end of period	$157,931	$592,142

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosure of non-cash financing and investing:
Issuance of stock subscriptions receivable	$–	$32,000

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

The Company is currently engaged in the acquisition, exploration, and development of its natural resource properties.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has not realized any revenue from its present operations. During the year ended May 31, 2015, the Company incurred a net operating loss of $889,431 and had negative cash flows from operations of $523,711. The Company had a retained deficit of $27,652,611 at May 31, 2015.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management estimates that the Company will require approximately $300,000 to fund the Company’s planned operations for the next twelve months. Therefore, current cash on hand is not sufficient to fund planned operations for 2016. Please refer to Note 5 for additional details on property commitments. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment. Management plans to seek the additional capital through private placements of its common stock but there can be no assurance that management will be successful in its attempt to raise the additional funds. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalent as of May 31, 2015.

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

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. As of the years ended May 31, 2015 and 2014, the Company had 5,770,000 and 200,000, respectively, common stock options outstanding and 1,700,000 and 200,000, respectively, exercisable. As of the years ended May 31, 2015 and 2014, the Company had 34,011,204 and 32,772,274, respectively, warrants outstanding of which 26,274,247 and 5,811,747, respectively, were exercisable. At May 31, 2015 and 2014, the effect of the Company’s outstanding options and warrants would have been anti-dilutive. Accordingly, only basic income per common share is presented for 2015 and 2014.

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to retained deficit except those resulting from investments by owners and distribution to owners.

Accumulated other comprehensive income at May 31, 2015 and 2014, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

The Company accounts for non-employee stock-based awards in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at May 31, 2015 and 2014 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended May 31, 2015 and 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU apply to all reporting entities that grant employees share-based payments in which the award terms provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period must be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 4 - RECLAMATION DEPOSITS

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

In addition, as part of the Company’s acquisition and subsequent termination of the Imperial Property Option Agreement, the right to the reclamation bond for this property was transferred to the Company. Upon completion of the required reclamation, the Company will receive a refund of the deposit.

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

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $81,750 of exploration expenditures on the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

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

As of May 31, 2015, the Company has incurred approximately $625,070 and $81,750 of accumulated exploration expenses on the Bruner and Vernal properties respectively. During the years ended May 31, 2015 and 2014, the Company incurred exploration expenses of $nil and $nil on the Bruner property, respectively, and $1,990 and $1,832 on the Vernal property, respectively.

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

During the years ended May 31, 2015 and 2014, MinQuest earned a 1.0% NSR totaling $26,827 and $26,598, respectively, generated from minerals recovered and sold during a Phase 1 plant operation completed by Northern Vertex. In accordance with the agreements, Northern Vertex paid the NSR to the Company and the Company paid the NSR to MinQuest. The receipt and disbursement of the NSR are recorded in mineral costs in the Consolidated Statement of Operations for a net effect of $nil.

As of May 31, 2015, the Company has incurred approximately $1,516,481 of accumulated exploration expenses on the Moss Property, $161 and $137 were spent on exploration for the years ended May 31, 2015 and 2014, respectively.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 79 unpatented mineral claims covering approximately 1630 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada.

Windy Peak was acquired on May 22, 2015 when the Company entered into an Assignment and Assumption Agreement with Goldfields International, Inc., for the assignment of the rights, title and interest in the Windy Peak property for $75,000. Consideration for the assignment is included in the Consolidated Statement of Operations as mineral costs during the year ended May 31, 2015.

Right of First Refusal – Peak Mineral Claims

On July 20, 2014, Patriot entered into a Right of First Refusal Agreement, (the “ROFR Peak Agreement”), with an unrelated third party whereby Patriot was granted a right of first refusal with respect to certain mineral claims which are located in British Columbia and registered to the third party. In consideration of the ROFR Peak Agreement, Patriot paid the sum of $18,578. Subject to the exercise of the ROFR Patriot shall have the opportunity to enter into a mutually agreeable option with the third party to earn up to a 100% undivided interest in the property subject to Peak retaining a net smelter royalty. The ROFR expired on June 30, 2015.

NOTE 6 - STOCK OPTIONS

Approval of 2014 Stock Plan

On June 30, 2014, the Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan provides for the authority to grant options to purchase 5,000,000 shares (subject to adjustment) of Patriot's common stock to officers, directors, consultants and agents of Patriot and its subsidiaries. Options granted to officers under the 2014 Plan may be incentive stock options or non-qualified stock options. Options granted to others under the 2014 Plan are limited to non-qualified stock options.

The 2014 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. Subject to the provisions of the 2014 Plan, the Board of Directors or the Committee has the authority to determine the directors, officers, consultants and advisors to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them. However, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000.

Options granted pursuant to the 2014 Plan are exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted under the 2014 Plan shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2014 Plan after June 30, 2024.

As of May 31, 2015, there were 5,000,000 shares available for grant.

2005 and 2012 Stock Option Plans

The Company’s Board of Directors adopted the 2005 Stock Option Plan in November 2005 which has reserved 2,000,000 shares of common stock and adopted the 2012 Stock Option Plan in July 2012 which has reserved an additional 3,900,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors. As of May 31, 2015 there were nil and 10,000 shares of common stock available for grant under the 2005 Plan and 2012 Plan, respectively.

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

Stock Option Activity

On June 20, 2014, the Board of Directors of the Company granted an aggregate 4,500,000 common stock options to two consultants and one director of the Company. The stock options vest in three equal installments of 1,500,000 shares on the date of grant, on June 20, 2015, and June 20, 2016. The options have an exercise price of $0.10 per share and expire on June 20, 2024. The Company will recognize stock option compensation expense of approximately $430,000 over the vesting period.

On June 20, 2014, the Board of Directors of the Company granted an aggregate 1,070,000 common stock options to six consultants and one director of the Company. The stock options vest in three equal installments of 356,667 on the anniversary dates of June 20, 2015, 2016 and 2017. The options have an exercise price of $0.10 per share and expire on June 20, 2024. The Company will recognize stock option compensation expense of approximately $103,000 over the vesting period.

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

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted in 2015 was $0.095 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

2015
Risk-free interest rate	1.710% - 1.965%
Expected life in years	5.0 - 6.5
Volatility	116.88% - 125.12%
Expected dividend yield	$0
Weighted average grant date fair value	$0.095

The following table summarizes stock option activity and related information for the years ended May 31, 2015 and 2014:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, May 31, 2013	1,000,000	$0.13	7.8	$0.00
Option granted	–	–
Options cancelled	(800,000)	0.10
Options exercised	–	–
Balance, May 31, 2014	200,000	0.25	1.8	0.00
Option granted	5,570,000	0.10
Options cancelled	–	–
Options exercised	–	–
Balance May 31, 2015	5,770,000	0.11	8.4	0.00

Exercisable at May 31, 2015	1,700,000	0.12	7.0	0.00

For the years ended May 31, 2015 and 2014, total stock compensation expense recognized in general and administrative expenses in the Consolidated Statement of Operations was $289,150 and $nil, respectively.

The following table summarized information pertaining to unvested stock options for the years ended May 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2013	0	$–
Granted	–	–
Vested / Forfeited	–	–
Exercised	–	–
Unvested at May 31, 2014	0	–
Granted	5,570,000	0.095
Vested / Forfeited	(1,500,000)	0.095
Exercised	–	–
Unvested at May 31, 2015	4,070,000	0.096

The following tables summarizes outstanding options as of May 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (yrs)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (yrs)
$0.10	5,570,000	$0.10	9.06	1,500,000	$0.10	9.06
$0.25	200,000	$0.25	0.78	200,000	$0.25	0.78
	5,770,000			1,700,000

As of May 31, 2015, the Company had $75,672 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.32 years.

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2015 the Company had 48,175,604 common shares outstanding.

In June 2014, the Company closed private placements totaling 1,236,957 units at a range of $0.046 to $0.05 per unit for a total offering price of $57,500 of which $37,141 was allocated to the warrants. Each unit consists of one common stock share and one Class A Warrant exercisable twelve months from issuance for a period of four years at an exercise price ranging from $0.069 to $0.08. The relative fair value of the warrants was determined using the Black-Scholes option pricing model and was recorded in the equity section of the balance sheet.

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

During April and May 2014, the Company issued 800,000 units for $0.04 per unit for $32,000 where a unit consists of one share of the Company’s common stock and one Class A Warrant. Each warrant allows for the purchase of one share of the Company’s common stock for $0.06. The vesting period of the warrants is one year from the date of grant. The relative fair value of the warrants was determined to be $19,951 using the Black-Scholes option pricing model which was recorded in the equity section of the balance sheet. The sale was recorded as stock subscription receivable and received by the Company during June 2014.

The following table summarizes the assumptions used in the Black-Scholes models to estimate the grant date fair value of the warrants:

	2015	2014
Volatility	133.77%	115.06% - 137.82%
Expected life	2.5 years	3 - 7 years
Risk-free interest rate	0.630% - 0.635%	0.660% - 2.280%
Dividend yield	$0	$0
Weighted average grant date fair value	$0.085	$0.033

The following table summarizes warrant activity during the years ended May 31, 2015 and 2014.

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding May 31, 2013	7,987,747	$0.49	4,456,000	$0.49
Issued	26,962,500	$0.09
Canceled / exercised	–	–
Expired	(2,176,000)	$1.48
Outstanding May 31, 2014	32,774,247	$0.09	5,811,747	$0.13
Issued	1,236,957	$0.07
Canceled / exercised	–
Expired	–
Outstanding May 31, 2015	34,011,204	$0.09	26,274,347	$0.08

The following tables summarizes outstanding warrants as of May 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (yrs)	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (yrs)
$0.06 - $0.08	17,996,957	$0.08	3.2	16,760,000	$0.07	3.4
$0.09 - $0.14	12,339,643	$0.11	7.0	7,839,743	$0.07	4.7
$0.15 - $0.21	3,674,604	$0.17	5.6	1,674,604	$0.19	4.2
	34,011,204			26,274,347

On March 1, 2014, the Company decreased the exercise price on the remaining outstanding warrants issued on November 27, 2003, as follows: 320,000 Class A warrants exercise price decreased from $1.40 to $0.06; 320,000 Class B warrants exercise price decreased from $1.45 to $0.07; 320,000 Class C warrants exercise price decreased from $1.50 to $0.08; and 320,000 Class D warrants exercise price decreased from $1.55 to $0.09. These warrants are exchangeable for one share of the Company’s common stock. On October 23, 2012, the expiration date on these Warrants was extended from November 27, 2013 to November 27, 2015. The Company determined there was no material financial statement impact due to the extension of the expiration date and the reduction of the exercise price as the warrants were originally classified as equity when issued and modifications were done primarily as a benefit to the Company. Accordingly, no additional warrant expense was recorded for the year ended May 31, 2014.

NOTE 8 - PREFERRED STOCK

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

As of May 31, 2015, there are no preferred shares outstanding.

NOTE 9 - INCOME TAXES

As of May 31, 2015, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $10,950,000 that may be offset against future taxable income through 2035. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2015	2014
Loss carryforwards	$3,723,000	$3,519,000
Stock compensation expense	101,000	–
Mineral property amortization	16,000	14,000
Deferred tax asset	3,840,000	3,533,000

Less valuation allowance	(3,840,000)	(3,533,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2014 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2015	2014
Computed expected tax benefit	$302,407	$77,114
Permanent differences	(11)	(73)
Other	4,604	(6,041)
Change in valuation allowance	(307,000)	(71,000)
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2012.

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 22, 2015, the Company entered into an Assignment and Assumption Agreement with Goldfields International, Inc., for the assignment of the rights, title and interest in the Windy Peak property for $75,000. One individual serves on the Board of Directors for both companies. Consideration for the assignment is included in the Consolidated Statement of Operations as mineral costs during the year ended May 31, 2015.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all events occurring after May 31, 2015, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through the date these financial statements were issued. The following items should be disclosed:

•	On July 17, 2015, the Board of Directors of the Company granted 100,000 common stock options to a director of the Company. The stock options vested immediately, have an exercise price of $0.05 per share and expire on July 17, 2025. The Company will recognize stock option compensation expense on July 17, 2015 of approximately $5,000. The director exercised 100,000 options immediately for cash proceeds to the Company totaling $5,000.

•	On July 20, 2015, Patriot entered into a Right of First Refusal Agreement, (the “ROFR Peak Agreement”), with an unrelated third party whereby Patriot was granted a right of first refusal with respect to certain mineral claims which are located in British Columbia and registered to the third party. In consideration of the ROFR Peak Agreement, Patriot paid the sum of $16,500 CAD. Subject to the exercise of the ROFR Patriot shall have the opportunity to enter into a mutually agreeable option with the third party to earn up to a 100% undivided interest in the property subject to Peak retaining a net smelter royalty. The ROFR expires on June 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 28, 2015	By: /s/ Robert Coale
Name: Robert Coale
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Coale Robert Coale	Director	August 28, 2015

/s/ Trevor Newton Trevor Newton	Director	August 28, 2015

/s/ Jared Beebe Jared Beebe	Director	August 28, 2015

