Form 10-Q
period 2016-02-29
PATRIOT GOLD CORP
filed 2016-04-12
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,875,604 shares of common stock, $0.001 par value, issued and outstanding as of March 15, 2016.

i

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 29, 2016 for the following reasons:

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the period ending February 29, 2016, the Company received private placement proceeds of USD $45,000 from unrelated parties for 900,000 shares of common stock at $0.05 per common share and issued 200,000 Class A warrants exercisable for one share of common stock at an exercise price of $0.10 exercisable twelve months from issuance for a period of four years. The private placements were accepted pursuant to an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended. The proceeds will be used as working capital.

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

*        Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 (c)(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 29, 2016 and therefore is not required to file Exhibit 32.1 herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2016 PATRIOT GOLD CORP. By: /s/ Robert Coale Robert Coale Chief Executive Officer and President

3