Form 10-K
period 2016-05-31
PATRIOT GOLD CORP
filed 2016-09-02
CIK 1080448

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2015 was approximately $3,455,459.

The number of shares of the issuer’s common stock issued and outstanding as of August 31, 2016 was 55,877,604 shares.

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

On May 28, 2010, Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn up to 75% in the Bruner and the Bruner Property Expansion. Canamex agreed to spend an aggregate total of US $6 million on exploration and related expenditures over the ensuing seven years whereupon Provex agreed to grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Property, Mohave County, Arizona (the "Moss Property" or "Moss Mine Property"). Upon execution of the agreement ISGC paid the Company $500,000 USD and agreed to spend an aggregate total of $8,000,000 USD on exploration and related expenditures over the ensuing five years. Subsequent to exercise of the earn-in, ISGC and the Company agreed to form a 70/30 joint venture.

In March, 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”).

On May 12, 2016, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Gold/Silver Mine for C$1,500,000 (the “Purchase Price”) plus the retention by Patriot of a 3% net smelter returns royalty. Specifically, the Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona (the “Claims”) together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the Claims appurtenant thereto and in which Seller had any interest (collectively, the “Property”). The Purchase Price consisted of C$1,200,000 in cash payable at closing and the remaining C$300,000 was paid by the issuance of Northern Vertex common shares to the Company valued at $0.35 (857,140 shares), issued pursuant to the terms and provisions of an investment agreement (the “Investment Agreement”) entered between the Company and Northern Vertex contemporaneous to the Purchase and Sale Agreement. The Investment Agreement prohibits the resale of the shares during the four month period following the date of issuance and thereafter, the Company will not sell the shares in an amount exceeding 100,000 shares per month.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have three (3) gold projects located in the southwest United States. In May 2016, we sold our interest in the Moss Mine project, leaving our project inventory to consist of the Bruner project, the Vernal project, and the Windy Peak project. Our Bruner Property is now jointly owned with Canamex which has earned 70% of the project having now fulfilled the terms of its option agreement with us; the project is still in the exploration and development stage, and further technical work will be required before final evaluation of the economic and legal feasibility of the projects can be determined. We have neither drilled nor developed exploration plans for our Vernal and recently acquired Windy Peak Property interests.

Financing

There was $552,008 of financing activities undertaken by the Company during the fiscal year ended May 31, 2016 through the issuance of common stock and warrants, and checks written in excess of cash.  Management estimates that the Company will require approximately $350,000 to fund the Company’s planned operations for the next twelve months. Therefore, management believes current cash on hand is not sufficient to fund planned operations for 2017 after payment of outstanding checks written in-excess of cash and accounts payable outstanding at May 31, 2016. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment. Management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurance that management would be successful in its attempt to raise the additional funds.

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

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations. These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements. As a result, we may be subject to compliance orders and private party litigation seeking fines, penalties or changes to our operations.

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

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn up to a 75% undivided interest in the Bruner and the Bruner Property Expansion.  Canamex agreed to spend an aggregate total of US $6 million on exploration and related expenditures over the ensuing seven years whereupon the Company agreed togrant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.

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

Because we are in the early stages of our business, Mr. Newton will not be spending all of his time working for the Company. Mr. Newton will expend enough time to undertake the work programs that have been approved by the Company. Later, if the demands of our business require additional time from Mr. Newton, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Newton to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Newton’s other interests increase. Competing demands on Mr. Newton’s time may lead to a divergence between his interests and the interests of our shareholders.

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

Our success depends heavily upon the continued contributions of our CEO and President, whose knowledge, leadership and technical expertise would be difficult to replace. Our success is also dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not maintain key man insurance. If we were to lose our CEO and President, our ability to execute our business plan could be harmed.

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

Our property holdings as of May 31, 2016 consist of:

•	Bruner, Bruner Expansion and Vernal Properties
•	Windy Peak Property

Bruner, Bruner Expansion and Vernal Properties

 Map showing the location of our Bruner and Vernal properties located in Central Western Nevada.

Acquisition of Interests - Bruner, Bruner Expansion and Vernal properties

Pursuant to a Property Option Agreement (the “BV Agreement”), dated as of July 25, 2003, with MinQuest, Inc., a Nevada Company (“MinQuest”), we acquired the option to earn a 100% interest in the Bruner and Vernal mineral exploration properties located in Nevada. Together, these two properties originally consisted of 28 unpatented mining claims on a total of 560 acres in the northwest trending Walker Lane located in western central Nevada. The Bruner position was subsequently expanded from 16 unpatented mining claims to 80 unpatented mining claims bringing the total at Bruner to approximately 1,653 acres. Any additional claims agreed by the Company to be staked by MinQuest within 2 miles from the existing perimeter of the Property boundaries shall form part of the BV Agreement.

In order to earn a 100% interest in these two properties, option payments totaling $92,500 and an additional $500,000 in exploration expenditures were required. All mining interests in the property are subject to MinQuest retaining a 3% royalty of the aggregate proceeds from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges.

Pursuant to the BV Agreement, we have a one-time option to purchase a portion of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We may exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $79,760 of exploration expenditures on the Bruner and Vernal properties, respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties has been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., a Nevada Company, to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal properties to Provex. Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

On May 28, 2010 Provex entered into an exclusive right and option agreement (“Bruner Option Agreement”) with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn a 70% (or up to 75% if a bankable feasibility study is performed) undivided interest in the Bruner and Bruner Expansion properties, herein after collectively referred to as the “Bruner Property”. Upon the completion of the terms of the Bruner Option Agreement by Canamex, and upon earning its’ initial interest, the parties agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current Bruner Option Agreement.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and millsites located in Nye County, Nevada. Simultaneous with the execution and delivery of the AIV Agreement, the Company paid AIV $30,000. In order to earn its option in the Property, the Company agreed to make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Following said payments, the Company would be deemed to have exercised its option under the AIV Agreement and be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner. The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction. The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

In November 2015, Canamex announced that it had completed the purchase of the patented claims from AIV for US$760,000, securing ownership of those claims for the joint venture (in anticipation of Canamex earning 70% of the Bruner project) and saving the joint venture US$425,000. Canamex purchased the claims directly from American International Ventures Inc. (“AIV”), subject to Patriot Gold’s rights under an Option Agreement dated April 1, 2009 that gives Patriot Gold the ability to purchase those patented claims by making a final payment of US$1,185,000 on or before April 1, 2016. Both Canamex and Patriot Gold expect, however, that those patented claims will be conveyed to the joint venture once the more comprehensive joint venture agreement has been executed.

During the first half of 2016 it was determined by the company that Canamex had successfully earned a 70% interest in the Bruner Property according to the terms of the Bruner Option Agreement, and the parties began working to negotiate the terms of a definitive joint venture agreement. This joint venture agreement is still being negotiated.

Bruner Property

Description and Location of the Bruner Property

The Bruner Property (“Bruner”) is located approximately 130 miles east-southeast of Reno, Nevada at the northern end of the Paradise Range. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 16 miles of gravel roads. There is no mining plant or equipment located within the property boundaries. Currently, there is no power or water supply to the mineral claims; however, a subsurface water right has been granted by the Nevada Division of Water Resources. The water right approval, for mining purposes, allows for a 78 cubic feet per second or 350 gallons per minute well on the west side of the Bruner Property.

The Bruner consists of 27 patented claims (for an area of approximately 500 acres) and 230 unpatented lode claims, (for an area in excess of 3,000 acres). Included in the unpatented claims are new claims acquired by Canamex which are part of the Company’s May 28, 2010 option agreement with Canamex and the area of interest. The Bruner presently has a 43-101 compliant resource and Preliminary Economic Assessment.

Exploration History of the Bruner Property

The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks, including ash flow tuffs, tuffaceous sediments, and flows. A volcanic center, the origin of major volcanic activity, is thought to underlie the district, with associated silicic domes (a convex landform created by extruding quartz-rich volcanic rocks) and plugs (landform similar to a dome, but smaller) intruding the volcanic section. The exposed stratigraphic section measures over 2,500 feet in thickness. The “Duluth Tuff”, a variably crystal rich ash flow tuff, is the host for gold and silver mineralization. Flow banded silicic volcanics, volcanoclastics (coarse, unsorted sedimentary rock formed from volcanic rocks) and andesite underlie the tuff and flow-banded rhyolite overlies the host unit. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy, fractured, quartz-adularia (potassium-rich alteration mineral) veined and/or stockworked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

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

Modern exploration of the Bruner Property began in 1979 and included the following work:

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

In July 2003, members of our Board of Directors and geology team made an onsite inspection of the Bruner Property. From this visit, an exploration plan was determined and a schedule to begin work on the Property was organized to commence in the month of September 2003. The Company completed an exploration program consisting of geologic mapping, surface geochemical sampling, a Global Positioning System (GPS) survey of grid based magnetic survey, drill holes and cultural features, and a CSMT geophysical survey (electrical, magnetic and other means used to detect features, which may be associated with mineral deposits) was also conducted. Such a survey measures the magnetic variations within the underlying rocks.

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

In October 2004, the Company received the approval of a Notice of Intent for Exploration Drilling and an environmental bond filed with the Nevada office of the Bureau of Land Management. A total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey. With the proper approvals in place, the Company began drilling on the Bruner Property on December 20, 2004. This drilling program was completed in March 2005 at a total cost of approximately $153,800, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. The Company has received assays for all holes and the results were encouraging enough that additional drilling was conducted.

Because of the favorable drilling results from the drilling program which began on December 20, 2004, the Company decided to conduct additional drill testing on the Bruner Property, including both reverse circulation and core drilling. In April 2005, the Company filed an amended drilling plan with the Bureau of Land Management that allowed three fences of drill holes with the fences spaced 400 feet apart along the apparent trend of the mineralization.  This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled.

In 2007 the Board of Directors approved an exploration budget of approximately $120,000 for the Bruner Property. In November 2007, the Company drilled three holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks. The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast. All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled to a depth of 1,000 and B-20 was drilled 1,240 feet deep. All three holes contained intermittent gold at various depths. The results show a distinct increase in gold grade from the southwest (B-18) to the northeast (B-20). Only hole B-20 contained significant gold grades over any significant width. Further drilling north and east of B-20 may be warranted to vector in on the strongest part of the gold system. The drill program confirmed that gold mineralization continues at depth and is hosted by tuffaceous rocks.

The compilation of patented claims identified at least four viable drill targets separate from the Company’s original target. These targets include the Duluth, Penelas, Paymaster and Bruno which have seen moderate to intense drill programs in the past due to surface mineralization and alteration consistent with large precious metals systems located in other parts of the Great Basin.

In late 2010, shortly after entering into an option agreement regarding the Bruner Property with Canamex Resources Corp., Canamex drilled 11 RC holes totaling 4,800 feet/1,463 meters.

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

In May 2012, column leach test work was initiated on a bulk sample from underground on the Bruner Property. Approximately 650 kilograms (1500 lbs.) of minus 6-inch material collected from the Upper Adit at the Bruner gold-silver project were delivered to a metallurgical test facility which specializes in cyanidation tests for heap leaching. The final cyanide column leach results showed a +85% gold extraction in 83 days on the sample with +80% extractions in both -3 inch and -3/4 inch crush sizes in 40 days.

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

In March 2013, a Reverse Circulation ("RC") drill program of 22,000 feet was announced and scheduled to commence at the Bruner Property. The drilling phase will begin on the west side of the northern extension of the former producing July-Duluth mine sites and then move east to the Penelas East discovery area, where drilling in 2012 encountered a mineralized interval of 360 feet. Metallurgical test work was underway on drill samples from the Penelas East discovery deposit area with results to be reported shortly.

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

The table below summarizes Canamex’s exploration drilling at the Bruner Property.

The collar locations of the drilling on the Bruner Property are shown below.

Canamex has informed Patriot (and Patriot has agreed) that Canamex has incurred the expenditures required for it to earn an undivided 70% interest in the Bruner gold project. Patriot and Canamex are negotiating a definitive joint venture agreement that will supersede the 2010 agreement and govern the joint venture going forward.

Although a 43-101 compliant resource estimate has been developed for the Bruner as well as a Preliminary Economic Assessment, to date no mineral reserves have been reported for the Bruner.

Vernal Property

Description and Location of the Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads. The Company holds the property via 12 unpatented mining claims (approximately 248 acres).

Exploration History of the Vernal Property

Historical work includes numerous short adits constructed on the Vernal Property between 1907 and 1936. There appears to have been little or no mineral production.

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amselco has not been involved with the Vernal Property over the last 20 years and is not associated with our option on the Vernal Property or the exploration work being done. A 225 foot wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exist northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and surface workings show an open-ended gold anomaly that measures 630 feet by 450 feet.

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

In July 2003, members of our Board of Directors and geology team made an onsite inspection of the Vernal property. Mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed.  In March 2005, the Company initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service.

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

Planned Exploration

The Company’s current objectives are to assess the geological merits and if warranted and feasible establish an exploration program to identify the potential for economically viable mineralization. The cost of an exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. The Company recognizes that the Vernal Property is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has not been visited by any current officers or directors of the Company.

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

Geology of the Windy Peak Property Area

Review of late Tertiary epithermal gold-silver deposits in the northern Great Basin, revealed that most deposits are spatially and temporally related to two magmatic assemblages: bimodal basalt-rhyolite and western andesite. The Fairview district, including the Bell Mine, is related to a third, minor magmatic assemblage, the late Eocene to early Miocene caldera complexes of the interior andesite-rhyolite assemblage. This assemblage hosts the giant late-Oligocene Round Mountain deposit plus smaller deposits in the Atlanta, Fairview, Tuscarora, and Wonder mining districts. The youngest rocks in the interior andesite-rhyolite assemblage are in the Fairview and Tonopah mining districts. Recent studies have shown that the magmatism associated with the interior andesite rhyolite assemblage had a close spatial and temporal association with crustal extension, and that these magmas may have been formed by partial mixing of mantle-derived basal with crustal melt.

Planned Exploration

The Company’s current objectives are to assess the Windy Peak geological merits to establish an exploration program and identify the potential for economically viable mineralization. The cost of this exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. The Company recognizes that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Item 3.          Legal Proceedings

There are no pending legal proceedings involving the Company or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades over the counter in the United States on the OTCQB tier of the electronic over-the-counter marketplace operated by OTC Markets Group, Inc. under the symbol “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://www.otcmarkets.com during the years ending May 31, 2016 and May 31, 2015:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2016	Fourth Quarter	$0.15	$0.05
	Third Quarter	$0.09	$0.05
	Second Quarter	$0.10	$0.03
	First Quarter	$0.06	$0.02
2015	Fourth Quarter	$0.08	$0.05
	Third Quarter	$0.10	$0.06
	Second Quarter	$0.16	$0.07
	First Quarter	$0.08	$0.17

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On May 31, 2016, there were approximately eighty-one (81) holders of record of the Company’s common stock.

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

Warrants or Options

There were 1,700,000 warrants issued during the fiscal year ending May 31, 2016.  For further information, see Note 7 - Common Stock in the financial statements included in this 10-K filing.

There were 2,120,000 stock options issued during the fiscal year ending May 31, 2016. There were 100,000 stock options exercised and 200,000 stock options expired . For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2016, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders as of May 31, 2016
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,800,000	$0.10	0
2012 Stock Option Plan	3,770,000	$0.10	130,000
2014 Stock Option Plan	2,020,000	$0.10	2,980,000
Share Purchase Warrants	35,711,204	$0.09

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2016:

In November 2015, the 2005 Stock Option Plan expired. No more shares may be issued under this Plan. Outstanding stock options under this Plan may be exercised until the stock option expiration. Pursuant to the 2012 and 2014 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plans are administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the Board of Directors functions as the Committee .

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2016.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to locate explore and develop prospective properties that may host mineral reserves which could eventually be put into mining production. With this in mind, we have identified and secured interests in several mining claims with respect to properties in Nevada and Arizona. Current cash on hand is not sufficient to fund planned operations for 2017 after payment of outstanding checks written in-excess of cash and accounts payable outstanding at May 31, 2016; however, management plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that management will be successful in its attempt to raise the additional funds needed to sustain operations going forward.

We do not have any employees. Outside advisors, attorneys and consultants will continue to be utilized to support operations as needed. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending May 31, 2016, we continued to monitor the exploration and development of our existing properties in accordance with our property option agreements, we began negotiating a definitive joint venture agreement on our Bruner project, and we negotiated and finalized the sale/conversion of our Moss Mine interest into a royalty The funds in our treasury are currently sufficient to meet all planned activities as outlined below. The Company expects the short and long term funding of our operations going forward to be financed through existing funds or, as in the past, through equity issuances in the form of private placements of common stock and/or debt financing.

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

We do not anticipate any equipment purchases in the twelve months ending May 31, 2017.

Results of Operations

The Twelve Months Ended May 31, 2016 compared to the Twelve Months Ended May 31, 2015

During the year ended May 31, 2016, we had no revenues. We are currently exploring and developing our properties and are engaged in the search for mineral deposits.

Net loss for the year ended May 31, 2016 was $145,734 compared to net loss of $889,431 for the year ended May 31, 2015, for an approximate $744,000 decrease in net loss. The decrease is primarily comprised of an approximate $59,000 decrease in mineral and exploration expenses, an approximate $471,000 increase in general and administration expenses and an approximate $1,156,000 increase in gain on sale of a mineral property.

For the years ended May 31 2016 and 2015, mineral and exploration expenses were $49,055 and $107,729, respectively, for an approximate $59,000 decrease. The decrease is primarily due to no property acquisitions during the year ended May 31, 2016.

For the years ended May 31 2016 and 2015, general and administrative expenses were $1,247,813 and $776,596, respectively, for an approximate $471,000 increase. The increase was primarily comprised of an approximate $511,000 increase in arbitration fees and consulting fees in support of the proceedings with Northern Vertex regarding to the Moss Property, an approximate $11,000 increase in filing fees due to applying for a Canadian stock exchange listing and an approximate $29,000 decrease in stock option compensation expense due to fewer stock options being issued, and an approximate $22,000 decrease in marketing expenses as the company focused on the arbitration.

For the years ended May 31 2016 and 2015, other income and (expense) was $1,151,134 and ($5,106), respectively, for an approximate $1,156,000 increase. The increase is primarily due to the gain on sale of the Moss Property of $1,155,600, an approximate increase in fair value of marketable securities for $4,000, and offset by an approximate $4,000 increase in foreign currency loss.

Liquidity and Capital Resources

We had total assets of $982,098 at May 31, 2016 consisting primarily of $732,019 of cash,$235,564 of marketable securities and reclamation deposits of $13,255.  We had total liabilities of $519,874at May 31, 2016 consisting of $342,008 of checks in written in excess of cash and $177,866 of accounts payable and accrued liabilities.

We anticipate that we will incur the following during the year ended May 31, 2017:

•	$350,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was $902,399 and $523,711 for the years ended May 31, 2016 and 2015, respectively. The $378,688 increase in cash used in operations was primarily due to legal fees related to the Moss property arbitration.

Investing activities for the years ended May 31, 2016 and 2015 generated cash of $924,479 and $nil, respectively. Cash received during 2016 is due to the sale of the Moss property..

Financing activities during the years ended May 31, 2016 and 2015 generated cash of $552,008 and $89,500, respectively. Cash received during 2016 was due to $210,000 of common stock activity and $342,008 in checks written in excess of cash. During June 2016, cash was transferred between our bank accounts to cover the checks written. through a series of private placements. For further information regarding common stock activity see Note. 7 - Common Stock in the financial statements included in this 10-K filing.

Going Concern Consideration

Management estimates that the Company will require approximately $350,000 to fund the Company’s planned operations for the next twelve months. Therefore, current cash on hand is not sufficient to fund planned operations for 2017 after payment of outstanding checks written in-excess of cash and accounts payable outstanding at May 31, 2016. We anticipate generating losses and therefore may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result from this uncertainty.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources .

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2016, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2016, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2016 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2016, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.  We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale(1)	Chairman of the Board	76	October 13, 2005(1)
Trevor Newton(2)	President, Chief Executive Officer, Secretary Treasurer, and Director	47	October 9, 2014
Jared Beebe(3)	Director	64	September 5, 2008
Zachary Black(4)	Director	47	August 13, 1980

(1) Mr. Coale was first appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.

(2) Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Secretary and Treasurer.

(3) Mr. Beebe resigned as Director on July 18, 2016.

(4) Mr. Black was appointed Director on July 18, 2016.

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

Trevor Newton is President of Patriot Gold Corp. Mr. Newton has been involved in the development of the Company from its initial land acquisitions and discovery stages through to the present. He has assisted the company by establishing its corporate focus, assembling its team and helping advance its core projects. Mr. Newton's corporate experience has primarily been in the resource sector where he has assisted private and public companies in their financing, project acquisition, and development. Mr. Newton is also Chief Executive Officer, Chief Financial Officer, President, Secretary and Director of Strata Oil & Gas Inc. Mr. Newton has a B.Sc. in Economics from the University of Victoria and an M.A. in Economics from Simon Fraser University.

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

Zachary Black is a Resource Geologist with 12 plus years of experience in geological exploration projects, consulting, database management, geotechnical engineering, project management and project engineering. Mr. Black has conducted professionally recognized, innovative work in geo-statistical modelling, and routinely provides his expertise to the mineral industry with regard to geologic modelling, geo-statistical evaluation, mineral resource estimation, and exploration program design and support. He is a Society for Mining, Metallurgy & Exploration Registered Member and is recognized as a Qualified Person for exploration, geology, and mineral resource estimation according to the Canadian National Instrument 43-101 (NI 43-101). Mr. Black has participated in mineral resource projects at many levels of project development, from early exploration through bankable feasibility studies, and has assisted in the preparation of numerous NI 43-101 compliant technical reports. He has conducted site investigations, geologic field mapping and sampling, and data verification as an independent QP for a variety of gold, silver, and multiple commodity projects throughout the world.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2016 and 2015 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2016, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2016 and whose total compensation during the fiscal year ended May 31, 2016 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2016 and whose total compensation during the fiscal year ended May 31, 2016 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale	2016	2,000	0	0	22,538	0	0	23,008	47,547
	2015	2,000	0	0	16,111	0	0	3,719	21,830
Trevor Newton	2016	2,000	0	0	84,152	0	0	110,921	197,073
	2015	2,000	0	0	112,671	0	0	23,110	137,781

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	100,000(1)(3)	200,000		0.10	June 20, 2024
Robert Coale	250,000(2)	0	0	0.10	December 24, 2025	0	0	0	0

(1)	On June 20, 2014 Mr. Coale was granted the right to purchase 300,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 100,000 commencing June 20 2015, June 20, 2016 and June 20, 2017 and had a fair market value at issuance of $28,819.

(2)

On December 24, 2015 Mr. Coale was granted the right to purchase 250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $16,830.

(3)

Does not include 100,000 vested options issued pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.05 per share that vested on July 17, 2015 and were exercised July 20, 2015. The fair market value at issuance was $5,709.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2016 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Coale (1)	2,000	0	22,538	0	0	23,008	47,547
Trevor Newton (2)	2,000	0	84,152			110,921	197,073
Jared Beebe (3)	6,000	0	0	0	0	0	6,000

(1) Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board. Compensation is also reflected in Item 11 - Executive Compensation. The total compensation for Mr. Coale as Executive Officer and Director for fiscal year ending 5/31/16 is $47,547 .

(2) Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.

(3) Mr. Beebe was appointed as Director on September 5, 2008 and resigned on July 18, 2016.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2016, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 52,375,604 outstanding common shares as of May 31, 2016 which does not include vested options and warrants.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	200,000	(1)	0.4%
Trevor Newton	14,079,572	(2)	26.9%
Jared Beebe	–	(3)	–

Directors and Officers as a Group (3 individuals)	14,279,572		27.3%
KF Business Ventures, LP	6,000,000		11.5%

(1) Does not include 100,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share and 250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

(2) Does not include 1,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 1,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 6,000,000 vested warrants.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

See Note 10 - Related Party Transactions in the notes to the consolidated financial statements included in this 10-K filing.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended May 31, 2016 and 2015 are set forth below.

	Fiscal year ending May 31, 2016	Fiscal year ending May 31, 2015
Audit Fees	$16,500	$15,814
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

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

(6) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 20, 2012 File Number 333-182787.

(7) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Patriot Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. ("the Company") as of May 31, 2016 and 2015, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not been able to generate any operating revenue to date and has an accumulated deficit at May 31, 2016. In addition, the Company had negative cash flows from operations during the year ended May 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

September 1, 2016

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2016	May 31, 2015
ASSETS
Current assets
Cash	$732,019	$157,931
Marketable securities	235,564	–
Prepaid expenses	1,260	–
Total current assets	968,843	157,931

Reclamation Deposits (Note 4)	13,255	13,255

Total assets	$982,098	$171,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks written in excess of cash	$342,008	$–
Accounts payable and accrued liabilities	177,866	33,728
Total current liabilities	519,874	33,728

Stockholders' equity
Preferred stock, par value $.001 authorized 20,000,000 shares; no shares issued at May 31, 2016 and 2015	–	–
Common stock, par value $.001 authorized 100,000,000 shares; issued and outstanding shares: 52,375,604 at May 31, 2016 and 48,175,604 at May 31, 2015	52,376	48,176
Additional paid-in capital	28,224,554	27,758,254
Accumulated other comprehensive income	(16,361)	(16,361)
Retained deficit	(27,798,345)	(27,652,611)
Total stockholders' equity	462,224	137,458

Total liabilities and stockholders' equity	$982,098	$171,186

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2016	2015
Revenues	$–	$–
Cost of revenues	–	–

Gross margin	–	–

Expenses
Mineral costs	49,055	107,729
General and administrative	1,247,813	776,596

Net loss from operations	(1,296,868)	(884,325)

Other income / (expense)
Unrealized holding gain on marketable securities	4,443	–
Currency exchange	(8,909)	(5,106)
Gain on sale of property	1,155,600	–
	1,151,134	(5,106)

Net loss	$(145,734)	$(889,431)

Earnings per share - basic and diluted
Income (loss) per common share	(0.00)	(0.02)
Weighted Average Shares Outstanding	49,832,435	48,164,204

The accompanying notes are an integral part of these financial statements

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Total
Balance May 31, 2014	–	–	46,938,647	46,939	27,412,841	(16,361)	(26,763,180)	680,239

Common stock option grants	–	–	–	–	289,150	–	–	289,150

Issuance of common stock and warrants	–	–	1,236,957	1,237	56,263	–	–	57,500

Net loss	–	–	–	–	–	–	(889,431)	(889,431)

Balance May 31, 2015	–	–	48,175,604	48,176	27,758,254	(16,361)	(27,652,611)	137,458

Common stock option grants	–	–	–	–	260,500	–	–	260,500

Exercise of stock options	–	–	100,000	100	4,900	–	–	5,000

Issuance of common stock and warrants	–	–	4,100,000	4,100	200,900	–	–	205,000

Net loss	–	–	–	–	–	–	(145,734)	(145,734)

Balance May 31, 2016	–	$–	52,375,604	$52,376	$28,224,554	$(16,361)	$(27,798,345)	$462,224

The accompanying notes are an integral part of these financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(145,734)	$(889,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	260,500	289,150
Gain on sale of mineral property	(1,155,600)	–
Unrealized holding gain on marketable securities	(4,443)	–
Change in operating assets and liabilities:
Increase in prepaid expenses	(1,260)	62,039
Increase in accounts payable and accrued liabilities	144,138	14,531
Net cash flows from operating activities	(902,399)	(523,711)

Cash flows from investing activity:
Proceeds from sale of mineral property	924,479	–

Cash flows from financing activities:
Proceeds from sale of common stock	205,000	–
Proceeds from exercise of stock options	5,000	89,500
Checks written in excess of cash	342,008	–
Net cash flows from financing activities	552,008	89,500

Net (decrease) increase in cash	574,088	(434,211)
Cash, beginning of period	157,931	592,142
Cash, end of period	$732,019	$157,931

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has not realized any revenue from its present operations. During the year ended May 31, 2016, the Company incurred a net operating loss of $145,734 and had negative cash flows from operations of $902,399. The Company had a retained deficit of $27,798,345 at May 31, 2016.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management estimates that the Company will require approximately $350,000 to fund the Company’s planned operations for the next twelve months. Current cash on hand is not sufficient to fund planned operations for 2017 after payment of outstanding checks written in-excess of cash and accounts payable outstanding at May 31, 2016. Please refer to Note 5 Mineral Properties for additional details on property commitments. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment. Management plans to seek the additional capital through private placements of its common stock but there can be no assurance that management will be successful in its attempt to raise the additional funds. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Management’s Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through May 31, 2016.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalent as of May 31, 2016 and 2015.

Marketable Securities

The Company’s short-term marketable securities are comprised of Northern Vertex common stock which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at May 31, 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company acquired the stock on May 26, 2016 as part of the Moss Property sale and is required to hold the stock for four-months after the date of acquisition and thereafter, the Company will not sell the shares in an amount exceeding 100,000 shares per month. The common stock will be free of trading restrictions within twelve months of acquisition.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. As of the years ended May 31, 2016 and 2015, the Company had 7,590,000 and 5,700,000, respectively, common stock options outstanding and 5,376,667 and 1,700,000, respectively, exercisable. As of the years ended May 31, 2016 and 2015, the Company had 35,711,204 and 34,011,204, respectively, warrants outstanding of which 32,011,204 and 26,274,247, respectively, were exercisable. At May 31, 2016 and 2015, the effect of the Company’s outstanding options and warrants would have been anti-dilutive. Accordingly, only basic income per common share is presented for 2016 and 2015.

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

Accumulated other comprehensive income at May 31, 2016 and 2015, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at May 31, 2016 and 2015 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and can be sold to fund current operations.

Fair Value Hierarchy

Fair value is defined within the accounting rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The rules established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

Level 3. Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. These Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

Asset measured at fair value on a recurring basis by level within the fair value hierarchy as of May 31, 2016 and May 31, 2015 is as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2016 (1)		May 31, 2015 (1)
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$235,564	$235,564	$–	$–

Total asset	$235,564	$235,564	$–	$–

(1)	The Company did not have any assets or liabilities measured at fair value using Level 2 or 3 of the fair value hierarchy as of May 31, 2016 and 2015.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended May 31, 2016 and 2015.

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

In August 2015, the FASB issued ASU 2015-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

In November 2015, the FASB issued ASU 2015-17 which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01 new guidance which requires entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, investments that result in consolidation of the investee, or investments for which the entity meets a practicability exception to fair value measurement.  The new guidance also changes certain disclosure requirements for financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 a new standard on the accounting for leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. The standard also expands the required quantitative and qualitative disclosures surrounding lease arrangements. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 4 - RECLAMATION DEPOSITS

The Company has been granted an exploration permit from the State of Nevada for its Vernal property. As part of the application process, the Company was required to pay a refundable deposit to the State as surety for the estimated reclamation costs associated with the planned exploration program. During the years ended May 31, 2016 and 2015, the Company received a refund for the reclamation bond relating to the Vernal property in the amounts of $nil and $900, respectively.

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

Pursuant to the BV Agreement, we have a one-time option to purchase a portion of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We may exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

To date, the Company has paid the option payments totaling $92,500, and has accumulated approximately $625,070 and $83,740 of exploration expenditures on the Bruner and Vernal properties respectively. These expenditures have satisfied the requirements of the BV Agreement and 100% interest in these two properties have been transferred to Patriot, subject to MinQuest retaining a 3% royalty.

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

On May 28, 2010 Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex may earn a 70% (or up to 75% if a bankable feasibility study is performed) undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as (the “Bruner Properties”). Upon the completion of the terms of the Agreement by Optionee, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and mill sites located in Nye County, Nevada. Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000. In order to earn its option in the Property, the Company agreed to make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Following which the Company would be deemed to have exercised its option under the Agreement and would be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner. The 2% NSR royalty may be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty can be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction. The claims optioned under the agreement with AIV are contiguous with the Company’s existing Bruner property claims and therefore are also subject to the terms and conditions of the original BV Agreement with MinQuest.

In November 2015, Canamex announced that it had completed the purchase of the patented claims from AIV for US$760,000, securing ownership of those claims for the joint venture (in anticipation of Canamex earning 70% of the Bruner project) and saving the joint venture US$425,000. Canamex purchased the claims directly from American International Ventures Inc. (“AIV”), subject to Patriot Gold’s rights under an Option Agreement dated April 1, 2009 that gives Patriot Gold the ability to purchase those patented claims by making a final payment of US$1,185,000 on or before April 1, 2016. Both Canamex and Patriot Gold expect, however, that those patented claims will be conveyed to the joint venture once the more comprehensive joint venture agreement has been executed.

During the first half of 2016 it was determined by the company that Canamex had successfully earned a 70% interest in the Bruner Property according to the terms of the Bruner Option Agreement, and the parties have began working to negotiate terms of a definitive joint venture agreement. This joint venture agreement is still being negotiated.

As of May 31, 2016, the Company has incurred approximately $625,070 and $83,740 of accumulated exploration expenses on the Bruner and Vernal properties respectively. During the years ended May 31, 2016 and 2015, the Company incurred exploration expenses of $nil and $nil on the Bruner property, respectively, and $1,990 and $1,990 on the Vernal property, respectively.

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

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Property, Mohave County, Arizona. Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and agreed to spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise the earn-in, ISGC and Patriot Gold would form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party could be diluted on the basis of a standard formula if it does not contribute to the planned programs. If either party is diluted below 10 percent, their interest would convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR exists on the Moss Mine Property.

In March, 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

On January 21, 2016, an arbitrator ruled that Northern Vertex met the required expenditures, successfully carried out pilot production, and produced a feasibility study thereby fulfilling the Exploration and Option Agreement terms entitling them to have earned an undivided 70% interest in the Moss Property.

On May 12, 2016, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Gold/Silver Mine for $1,155,600 (C$1,500,000) plus the retention by the Company of a 3% net smelter returns royalty. Specifically, the Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto and in which the Company had any interest. The purchase price consisted of $924,479 (C$1,200,000) in cash payable at closing and the remaining $231,120 (C$300,000) was paid by the issuance of Northern Vertex common shares to the Company valued at $0.26 (C$0.35) (857,140 shares), issued pursuant to the terms and provisions of an investment agreement entered between the Company and Northern Vertex contemporaneous to the Purchase and Sale Agreement. The investment agreement prohibits the resale of the shares during the four-month period following the date of issuance and thereafter, the Company will not sell the shares in an amount exceeding 100,000 shares per month. As of May 31, 2016, the Company recognized a gain on sale of mineral property of $1,155,600 in the Consolidated Statements of Operations.

During the years ended May 31, 2016 and 2015, MinQuest earned a 1.0% NSR totaling $12 and $26,827, respectively, generated from minerals recovered and sold during a Phase 1 plant operation completed by Northern Vertex. In accordance with the agreements, Northern Vertex paid the NSR to the Company and the Company paid the NSR to MinQuest. The receipt and disbursement of the NSR are recorded in mineral costs in the Consolidated Statement of Operations for a net effect of $nil. As part of the Purchase and Sale Agreement of the Moss Property, MinQuest retains their 1.0% NSR and will be paid directly by Northern Vertex.

As of May 31, 2016, the Company has incurred approximately $1,538,141 of accumulated exploration expenses on the Moss Property, $21,660 and $161 were spent on exploration for the years ended May 31, 2016 and 2015, respectively.

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

Right of First Refusal - Peak Mineral Claims

On July 20, 2015, Patriot entered into a Right of First Refusal Agreement, (the “ROFR Peak Agreement”), with an unrelated third party whereby Patriot was granted a right of first refusal with respect to certain mineral claims which are located in British Columbia and registered to the third party. In consideration of the ROFR Peak Agreement, Patriot paid the sum of $12,977 ($16,500 CAD). Subject to the exercise of the ROFR Patriot would have the opportunity to enter into a mutually agreeable option with the third party to earn up to a 100% undivided interest in the property subject to Peak retaining a net smelter royalty. The ROFR expired on June 30, 2016.

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

As of May 31, 2016, there were 2,980,000 shares available for grant under the 2014 Plan.

2005 and 2012 Stock Option Plans

The Company’s Board of Directors adopted the 2005 Stock Option Plan in November 2005 which has reserved 2,000,000 shares of common stock and adopted the 2012 Stock Option Plan in July 2012 which has reserved an additional 3,900,000 shares of common stock reserved for grant to employees, officers, directors, consultants and independent contractors. In November 2015, the 2005 Stock Option Plan expired so that no share maybe granted pursuant to this Plan.

As of May 31, 2016, there were 130,000 shares of common stock available for grant under the 2012 Plan.

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

Stock Option Activity

On December 24, 2015, the Board of Directors of the Company granted an aggregate 2,020,000 common stock options to five consultants and two Directors of the Company under the 2014 Plan. The stock options vested immediately and have an exercise price of $0.10 per share and expire on December 24, 2025. The Company recognized stock option compensation expense of approximately $254,791.

On July 17, 2015, the Board of Directors of the Company granted options to a Director of the Company to purchase 100,000 shares of the Company’s common stock under the 2014 Plan. The stock options vested immediately and have an exercise price of $0.05 per share and expire on July 17, 2025. The Company recognized stock option compensation expense of approximately $5,709. On July 20, 2015, the director exercised all 100,000 common stock options for total proceeds to the Company of $5,000.

On June 20, 2014, the Board of Directors of the Company granted an aggregate 1,070,000 common stock options to six consultants and one director of the Company. The stock options vest in three equal installments of 356,667 on the anniversary dates of June 20, 2016, 2016 and 2017. The options have an exercise price of $0.10 per share and expire on June 20, 2024. The Company will recognize stock option compensation expense of approximately $103,000 over the vesting period.

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted in 2016 was $0.067 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2016	2015
Risk-free interest rate	1.37% - 1.73%	1.710% - 1.965%
Expected life in years	5.5	5.0 - 6.5
Volatility	126.11% - 130.20%	116.88% - 125.12%
Expected dividend yield	$0	$0
Weighted average grant date fair value	$0.067	$0.095

The following table summarizes stock option activity and related information for the years ended May 31, 2016 and 2015:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, May 31, 2014	200,000	$0.25	1.8	$0.00
Option granted	5,570,000	0.10
Options expired	–	–
Options exercised	–	–
Balance, May 31, 2015	5,770,000	0.11	8.4	0.00
Option granted	2,120,000	0.10
Options expired	(200,000)	0.19
Options exercised	(100,000)	0.05		0.02
Balance May 31, 2016	7,590,000	0.10	8.6	0.03

Exercisable at May 31, 2016	5,376,666	0.10	8.6	0.03

For the years ended May 31, 2016 and 2015, total stock compensation expense recognized in general and administrative expenses in the Consolidated Statement of Operations was $260,500 and $289,150, respectively.

The following table summarized information pertaining to unvested stock options for the years ended May 31, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2014	–	$–
Granted	5,570,000	0.096
Vested / Forfeited	(1,500,000)	0.096
Exercised	–	–
Unvested at May 31, 2015	4,070,000	0.096
Granted	2,120,000	0.067
Vested / Forfeited	(3,876,667)	0.067
Exercised	(100,000)	0.057
Unvested at May 31, 2016	2,213,333	–

The following tables summarizes outstanding options as of May 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (yrs)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (yrs)
$0.10	7,590,000	$0.10	8.6	5,376,666	$0.10	8.6

	7,590,000			5,376,666

As of May 31, 2016, the Company had $20,845 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.32 years.

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2016 the Company had 52,375,604 common shares outstanding.

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

During the year ended May 31, 2016, the Company completed multiple private placements issuing 2,400,000 shares of the Company’s common stock at $0.05 per share. Total proceeds were $120,000.

During the year ended May 31, 2016, the Company completed multiple private placements issuing 1,700,000 units for $0.05 per unit where a unit consists of one share of the Company’s common stock and one Class A Warrant. Total proceeds were $85,000 of which $39,726 was allocated to the warrants. The relative fair value was determined using a Black-Scholes option pricing model and was recorded in the equity section of the balance sheet. Each warrant allows for the purchase of one share of the Company’s common stock for $0.08. The vesting period of the warrants is one year from the date of grant.

The following table summarizes the assumptions used in the Black-Scholes models to estimate the grant date fair value of the warrants:

	2016	2015
Volatility	115.34% - 123.98%	133.77%
Expected life	2.5 years	2.5 years
Risk-free interest rate	0.775% - 1.055%	0.630% - 0.635%
Dividend yield	$0	$0
Weighted average grant date fair value	$0.044	$0.085

The following table summarizes warrant activity during the years ended May 31, 2016 and 2015.

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding May 31, 2014	32,774,247	$0.09	5,811,757	$0.13
Issued	1,236,957	$0.07
Canceled / exercised	–	–
Expired	–	–
Outstanding May 31, 2015	34,011,204	$0.09	26,274,247	$0.08
Issued	1,700,000	$0.08
Canceled / exercised	–	–
Expired	–	–
Outstanding May 31, 2016	35,711,204	$0.09	32,011,204	$0.089

The following tables summarizes outstanding warrants as of May 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)
$0.06 - $0.08	22,196,957	$0.07	3.2	20,496,957	$0.07	3.0
$0.09 - $0.14	9,839,643	$0.11	5.2	9,839,643	$0.11	5.2
$0.15 - $0.21	3,674,604	$0.17	4.6	1,674,604	$0.19	3.2

	35,711,204			32,011,204

On March 1, 2014, the Company decreased the exercise price on the remaining outstanding warrants issued on November 27, 2003, as follows: 320,000 Class A warrants exercise price decreased from $1.40 to $0.06; 320,000 Class B warrants exercise price decreased from $1.45 to $0.07; 320,000 Class C warrants exercise price decreased from $1.50 to $0.08; and 320,000 Class D warrants exercise price decreased from $1.55 to $0.09. These warrants are exchangeable for one share of the Company’s common stock. On October 23, 2012, the expiration date on these Warrants was extended from November 27, 2013 to November 27, 2015. On October 29, 2015, the expiration date of the Warrants was extended from November 27, 2015 to November 27, 2017. The Company determined there was no material financial statement impact due to the extension of the expiration date and the reduction of the exercise price as the warrants were originally classified as equity when issued and modifications were done primarily as a benefit to the Company. Accordingly, no additional warrant expense was recorded for the year ended May 31, 2016.

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

As of May 31, 2016, there are no preferred shares outstanding.

NOTE 9 - INCOME TAXES

As of May 31, 2016, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $10,840,000 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2015	2015
Loss carryforwards	$3,685,000	$3,723,000
Stock compensation expense	186,000	101,000
Mineral property amortization	11,000	16,000
Deferred tax asset	3,882,000	3,840,000

Less valuation allowance	(3,882,000)	(3,840,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2016 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2016	2015
Computed expected tax benefit	$49,550	$302,407
Permanent differences	(1,616)	(11)
Other	(5,934)	4,604
Change in valuation allowance	(42,000)	(307,000)
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2013.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the years ended May 31, 2016 and 2015, consulting services fees in the amount of $23,008 and $3,719, respectively, were paid to Mr. Robert Coale the President, Chief Financial Officer, Secretary, Treasurer and Director.  On May 27, 2016, Mr. Coale resigned these positions and was simultaneously appointed as Chairman of the Board.  Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the years ended May 31, 2016 and 2015, consulting services fees in the amount of $110,921 and $23,110, respectively, were paid to Mr. Trevor Newton a Director of the Company. On May 27, 2016, Mr. Newton was appointed as President, Chief Financial Officer, Secretary and Treasurer.  Mr. Newton provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

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

NOTE 11 - SUBSEQUENT EVENTS

During the period June 1, 2016 through June 22, 2016, the Company issued a series of private placements for a total of 3,336,000 shares of the Company’s common stock at a price of $0.05 per share for total proceeds of $176,800.

On July 27, 2016, one director of the Company exercised 66,000 common stock options at an exercise price of $0.10 per option for total proceeds to the Company for $6,600.

On August 8, 2016, one warrant holder exercised 100,000 Class A Warrants to purchase 100,000 common stock shares for $0.06 per share for total proceeds to the Company of $6,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: September 1, 2016	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	September 1, 2016

/s/ Robert Coale Robert Coale	Director	September 1, 2016

/s/ Zachary Black Zachary Black	Director	September 1, 2016

