Form 10-K
period 2017-05-31
PATRIOT GOLD CORP
filed 2017-09-06
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2016 was approximately $3,221,823.

The number of shares of the issuer’s common stock issued and outstanding as of August 31, 2017 was 55,877,604 shares.

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

PART I

Item 1.          Description of Business

We are engaged in natural resource exploration and acquiring, exploring, and developing natural resource properties. Currently we are undertaking exploration and development programs in Nevada.

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

On April 25, 2017, Provex and Canamex Resources Corp. entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30-per-cent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement. The Company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

Business Operations

We are a natural resource exploration and mining company which acquires, explores, and develops natural resource properties. Our primary focus in the natural resource sector is gold.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have either optioned or purchased contain commercially exploitable reserves. Exploration for mineral reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have two gold projects located in the southwest United States. In May 2016, we sold our interest in the Moss Mine project and in April 2017, we sold our interest in the Bruner project leaving our project inventory to consist of the Vernal project and the Windy Peak project.

Financing

There was ($162,000) of financing activities undertaken by the Company during the fiscal year ended May 31, 2017 through the issuance of common stock and warrants, and checks written in excess of cash. Additionally, it had $885,000 cash generated from investing activities due to the sale of mineral properties. Management estimates that the Company will not require additional funds for the Company’s planned operations for the next twelve months.

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

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations. These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements. As a result, we may be subject to fines, penalties or changes to our operations.

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

Employees

Currently, our officers and directors provide planning and organizational services for us on an as-needed basis, and our administrative and office staff also works on an as-needed basis.  Some of the field work is completed by service providers and/or exploration partners. All of the operations, technical and otherwise, are overseen by the directors of the Company.

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

On May 28, 2010, Provex Resources, Inc. entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn up to a 75% undivided interest in the Bruner and the Bruner Property Expansion.  Canamex agreed to spend an aggregate total of US $6 million on exploration and related expenditures over the ensuing seven years whereupon the Company agreed to grant the right and option to earn a vested seventy percent (70%) and an additional five percent (5%) upon delivery of a bankable feasibility study.

On April 25, 2017, Provex and Canamex Resources Corp. entered into a purchase and sale agreement whereby Canamex Resources purchased our 30-per-cent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

Item 1A.          Risk Factors

Factors that May Affect Future Results

1. We may require additional funds to achieve our business objectives and any inability to obtain funding will impact our business.

We may incur operating losses in future periods because there are expenses associated with the acquisition, exploration and development of natural resource properties. We may need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed, and even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Any inability to obtain financing could have an adverse effect on our ability to implement our business objectives and as a result, could require us to diminish or suspend our operations or cause a materially adverse affect on our business. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. Because our Directors serve as officers and directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our Directors and Officers may work for other mining and mineral exploration companies. Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ employment and affiliations with other entities limit the amount of time they can dedicate to us. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several technical consultants in order to ensure that we are not overly reliant on any one of our Officers and Directors to provide us with technical services. However, we cannot be certain that a conflict of interest will not arise in the future. To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

3. Because of the speculative nature of exploration and development, there are substantial risks in our business model.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we own contain commercially exploitable reserves. Exploration for natural resources is speculative and involves risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

4. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face risks.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. In addition, the search for valuable minerals involves numerous hazards, which pose financial risks.

5. Because we our operating expenses may vary, as may our revenues, profitability may be inconsistent.

We anticipate that our expenses may vary and so may our revenues. Therefore, any profitability we may have could be inconsistent. There is little history upon which to base any assumption as to the likelihood that we will be consistently profitable, and we can provide investors with no assurance that we will generate consistent revenues or consistently achieve profitable operations.

6. Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts.

7. Because of the speculative nature of exploration of mineral properties, there is substantial risk.

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not always result in the discovery of economic mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

8. Because of the inherent dangers involved in mineral exploration, there is liability risk.

The search for valuable minerals involves numerous hazards. As a result, there is potential liability for hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.

9. We are heavily dependent on our CEO and President.

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

Risks Related to Legal Uncertainties and Regulations

10. As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulation which may increase the anticipated cost of our exploration programs.

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

Our property holdings as of May 31, 2017 consists of the Vernal and Windy Peak Property.

Vernal Project

Map showing the location of our Vernal Project located in Central Western Nevada.

Acquisition of Interests - Vernal Project

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

Description and Location of the Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty.

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

In July 2003 and again in June 2017, members of our Board of Directors and geology team made an onsite inspection of the Vernal property. Mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed. In March 2005, the Company initiated the process to secure the proper permits for trenching and geochemical sampling from the U.S. Forest Service.

Our exploration of the Vernal Property to date has consisted of geologic mapping, trenching and rock chip geochemical sampling. The Board of Directors approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property. An exploration program was conducted in November, 2008. The program consisted of 200 feet of trenching, sampling and mapping, and opening, mapping and sampling of an underground workings consisting of approximately 275 feet of workings. The Company is continuing to evaluate the Vernal Property.

Planned Exploration

The Company’s current objectives are to assess the geological merits and if warranted and feasible establish an exploration program to identify the potential for economically viable mineralization. The cost of an exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. The Company recognizes that the Vernal Property is an early-stage exploration opportunity and there are currently no proven or probable reserves. The Company is currently preparing a 43-101 compliant technical report on the Vernal property which it expects to be complete later in 2017.

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by directors and technical staff of the Company in June 2017.

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

Access to the Windy Peak Property is from U.S. Highway 50, thence south via Highway 361 to an unmarked dirt road that heads west along the south side of an unnamed wash referred to as Windy Wash. The dirt road exits Highway 95 near the border of Sections 27 & 34. The Bell Mountain quadrangle (dated 1972) shows an older dirt road that follows the floor of the wash. About 2 miles along the dirt road, trenching and cutting of trails to access various portions of the Property have extensively disturbed the hill. The dirt road is in good condition, however the steeper trails near Windy Peak require a 4-wheel-drive for access. There is no plant, equipment, water source nor power currently on site. Power could be provided by portable diesel-powered generators. Non potable water may be source able on site for drilling, mining and milling purposes.

The Property claims are held as unpatented federal land claims administered under the Department of Interior, BLM. In order to acquire an unpatented mineral claim the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

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

Past Exploration in the Windy Peak Area

Fairview District

The Windy Peak area has been considered to be part of, or at least an extension of, the Fairview District, which, is located on Fairview Peak about 6 miles WNW of Hill 6483. Both areas are within the Fairview Peak caldera but their geochemical differences indicate they are not related.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CANADIAN SECURITIES EXCHANGE (“CSE) and OTCQB

The Company’s common stock is listed on the Canadian Securities Exchanges and also trades on the OTCQB market in the United States. Patriot’s stock symbol is “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices in USD of the common stock during the years ending May 31, 2017 and May 31, 2016:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2017	Fourth Quarter	$0.12	$0.07
	Third Quarter	$0.13	$0.07
	Second Quarter	$0.13	$0.07
	First Quarter	$0.23	$0.10
2016	Fourth Quarter	$0.15	$0.05
	Third Quarter	$0.09	$0.05
	Second Quarter	$0.10	$0.03
	First Quarter	$0.06	$0.02

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. Since listing on the CSE on May 9, 2017, the average trade price is $.14.

Holders

On May 31, 2017, there were approximately eighty-four (84) holders of record of the Company’s common stock.

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

Warrants or Options

There were no warrants issued during the fiscal year ending May 31, 2017. For further information, see Note 5 - Common Stock in the financial statements included in this 10-K filing.

There were 375,000 stock options issued during the fiscal year ending May 31, 2017. There were 66,000 stock options exercised and 884,000 stock options expired. For further information, see Note 4 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2017, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders as of May 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,800,000	$0.10	0
2012 Stock Option Plan	3,220,000	$0.10	680,000
2014 Stock Option Plan	1,995,000	$0.12	3,005,000
Share Purchase Warrants	35,611,204	$0.09

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2017:

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

See "Note 5 - Common Stock" in the financial statements included in this 10-K filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2017.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for 2017 after payment of outstanding checks written in-excess of cash and accounts payable outstanding at May 31, 2017. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending May 31, 2017, we concluded the sale and retention of the NSR Royalty position on the Moss Mine project, concluded the sale and retention of the NSR Royalty on the Bruner project, and began evaluation work on our Vernal project and Windy Peak project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2018.

Results of Operations

The Twelve Months Ended May 31, 2017 compared to the Twelve Months Ended May 31, 2016

During the year ended May 31, 2017, we had no revenues. We are currently exploring and developing our properties and are engaged in the search for mineral deposits.

Net income for the year ended May 31, 2017 was $726,620 compared to net loss of $145,734 for the year ended May 31, 2016, for an approximate $872,000 increase in net income. The increase is primarily comprised of an approximate $28,000 decrease in mineral and exploration expenses, an approximate $898,000 decrease in general and administration expenses due to a decrease in arbitration and consulting fees, and an approximate $156,000 decrease in gain on sale of a mineral property.

For the years ended May 31 2017 and 2016, mineral and exploration expenses were $20,424 and $49,055, respectively, for an approximate $29,000 decrease. The decrease is primarily due to no property acquisitions during the year ended May 31, 2017.

For the years ended May 31 2017 and 2016, general and administrative expenses were $349,367 and $1,247,813, respectively, for an approximate $899,000 decrease. The decrease was primarily due to an approximate $561,000 decrease in arbitration fees and consulting fees in support of the proceedings with Northern Vertex regarding to the Moss Property that transpired in 2016, an approximate $231,000 decrease in stock options compensation expense as options are mostly vested and no options grants during 2017, an approximate $75,000 decrease in director’s fees due to no arbitration and an approximate $32,000 decrease in marketing expenses.

For the years ended May 31 2017 and 2016, other income was $1,096,389 and $1,151,134, respectively, for an approximate $55,000 decrease. The change in other income is due to an approximate $156,000 decrease in the gain on sale of the mineral properties, offset by an approximate $74,000 increase in unrealized holdings gains on marketable securities, an approximate $17,000 increase in foreign currency gain, and an approximate $10,000 increase in realized gains on sale of marketable securities.

Liquidity and Capital Resources

We had total assets of $1,418,584 at May 31, 2017 consisting primarily of $976,718 of cash and $438,523 of marketable securities.  We had total liabilities of $21,097 at May 31, 2017.

We anticipate that we will incur the following during the year ended May 31, 2018:

•	$350,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was $477,922 and $902,399 for the years ended May 31, 2017 and 2016, respectively. The $424,477 decrease in cash used in operations was primarily due to the decrease in legal fees related to the Moss property arbitration in fiscal year 2016.

Investing activities for the years ended May 31, 2017 and 2016 generated cash of $885,259 and $924,479, respectively. Cash received during 2016 is due to the sale of the Moss property.

Financing activities during the years ended May 31, 2017 and 2016 used cash of $162,608 and generated cash of $552,008, respectively. During the year ended May 31, 2017, we issued common stock generating cash of $179,400 which was offset by cash disbursements of $342,008 for payment of 2016 expenses. For further information regarding common stock activity see Note. 6 - Common Stock in the financial statements included in this 10-K filing.

Management estimates that the Company will not need additional funding for the next twelve months.

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

Item 8.          Financial Statements.

The financial statements are set forth immediately preceding the signature page beginning with page F-1.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 27, 2016, Peterson Sullivan LLP (“Peterson Sullivan”) notified Patriot Gold Corp. (the “Company”) that it declines to stand for reappointment due to its planned withdrawal of their registration with the Canadian Public Accountability Board which is a requirement for the Company’s filings in Canada. Effective October 25, 2016, the Company engaged Fruci & Associates II, PLLC (“Fruci”) to serve as the Company's independent registered accounting firm for purposes of performing an audit of our financial statements for the fiscal years ended May 31, 2017 and 2018.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2017, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2017 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2017, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale(1)	Chairman of the Board	77	October 13, 2005(1)
Trevor Newton(2)	President, Chief Executive Officer, Secretary Treasurer, and Director	48	October 9, 2014
Zachary Black(4)	Director	37	July 18, 2016

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

Robert Coale has been a Director since June 2003 and served as our Chief Executive Officer, President, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to May 27, 2016. Mr. Coale has over 50 years of resource related business and management experience and is currently an independent consulting engineer specializing in mineral processing and natural gas fueling systems, including development of projects for converting low-grade or stranded natural gas sources into liquefied natural gas. Mr. Coale is also a past Technical Advisor for Premium Exploration Inc. and a past Director of Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp. Mr. Coale is a Professional Engineer and holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

Trevor Newton is President of Patriot Gold Corp. Mr. Newton is founder of the Company and has been involved in the development of the Company from its initial land acquisitions and discovery stages through to the present. He has assisted the Company by establishing its corporate focus, assembling its team and helping advance its core projects. Mr. Newton's corporate experience has primarily been in the resource sector where he has assisted private and public companies in their financing, project acquisition, and development. Mr. Newton is also Chief Executive Officer, Chief Financial Officer, President, Secretary and Director of Strata Oil & Gas Inc. Mr. Newton has a B.Sc. in Economics from the University of Victoria and an M.A. in Economics from Simon Fraser University.

Zachary Black is a Resource Geologist with 12 plus years of experience in geological exploration projects, consulting, database management, geotechnical engineering, project management and project engineering. Mr. Black has conducted professionally recognized, innovative work in geo-statistical modelling, and routinely provides his expertise to the mineral industry with regard to geologic modelling, geo-statistical evaluation, mineral resource estimation, and exploration program design and support. He is a Society for Mining, Metallurgy & Exploration Registered Member and is recognized as a Qualified Person for exploration, geology, and mineral resource estimation according to the Canadian National Instrument 43-101 (NI 43-101). Mr. Black has participated in mineral resource projects at many levels of project development, from early exploration through bankable feasibility studies, and has assisted in the preparation of numerous NI 43-101 compliant technical reports. He has conducted site investigations, geologic field mapping and sampling, and data verification as an independent QP for a variety of gold, silver, and multiple commodity projects throughout the world. Mr. Black earned his Bachelor of Science degree in Geological Engineering from the University of Nevada.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2017 and 2016 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2017, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2017 and whose total compensation during the fiscal year ended May 31, 2017 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2017 and whose total compensation during the fiscal year ended May 31, 2017 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Coale	2017	0	0	0	3,621	0	0	0	3,621
	2016	2,000	0	0	22,538	0	0	23,008	47,547
Trevor Newton	2017	0	0	0	2,001	0	0	62,531	70,632
	2016	2,000	0	0	84,152	0	0	110,921	197,073

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert Coale	200,000	(1)(3)	100,000	0	0.10	June 20, 2024
Robert Coale	250,000	(2)	0	0	0.10	December 24, 2025	0	0	0	0
Trevor Newton	1,500,000	(4)	0	0	0.10	June 20, 2024
Trevor Newton	1,250,000	(5)	0	0	0.10	December 24, 2025

(1)	On June 20, 2014 Mr. Coale was granted the right to purchase 300,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 100,000 commencing June 20, 2015, June 20, 2016 and June 20, 2017 and had a fair market value at issuance of $28,819.

(2)	On December 24, 2015 Mr. Coale was granted the right to purchase 250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $16,830.

(3)	Does not include 100,000 vested options issued pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.05 per share that vested on July 17, 2015 and were exercised July 20, 2015. The fair market value at issuance was $5,709.

(4)	On June 20, 2014 Mr. Newton was granted the right to purchase 1,500,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 500,000 commencing June 20, 2014, June 20, 2015 and June 20, 2016 and had a fair market value at issuance of $142,664.

(5)	On December 24, 2015 Mr. Newton was granted the right to purchase 1,250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $84,152.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2017 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Coale (1)	0	0	3,621	0	0	0	3,621
Trevor Newton (2)	0	0	2,001			62,531	70,632
Zachary Black (3)	0	0	14,320	0	0	0	14,320

(1) Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board. Compensation is also reflected in Item 11 - Executive Compensation. The total compensation for Mr. Coale as Executive Officer and Director for fiscal year ending 5/31/16 is $47,547.

(2) Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.

(3) Mr. Black was appointed Director on July 18, 2016.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2017, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 55,877,604 outstanding common shares as of May 31, 2017 which does not include vested options and warrants.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	200,000	(1)	0.4%
Trevor Newton	14,079,572	(2)	25.2%
Zachary Black	–	(3)	–

Directors and Officers as a Group (3 individuals)	14,279,572		25.6%
KF Business Ventures, LP	6,000,000		10.7%

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

(3) Does not include 100,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.18 per share.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

See Note 7 - Related Party Transactions in the notes to the consolidated financial statements included in this 10-K filing.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended May 31, 2017 is set forth below. Due to the recent change in auditors, there were no fees paid to our independent registered public accounting firm for the year ended May 31, 2016.

Fiscal year ending May 31, 2017
Audit Fees	$12,000
Audit Related Fees	NIL
Tax Fees	$1,500
All Other Fees	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
23.1	Peterson Sullivan Consent
23.2	Fruci & Associates Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.

(2) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(3) Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2012.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Patriot Gold Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Patriot Gold Corp. ("the Company") as of May 31, 2016, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. as of May 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2016, the Company had not generated any operating revenue and had an accumulated deficit. In addition, the Company had negative cash flows from operations during the year ended May 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan LLP

Seattle, Washington

August 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Patriot Gold Corp

We have audited the accompanying consolidated balance sheet of Patriot Gold Corp as of May 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Patriot Gold Corp management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Gold Corp. as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Fruci & Associates II, PLLC
Spokane, Washington
September 5, 2017

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31, 2017	May 31, 2016
ASSETS
Current assets
Cash	$976,718	$732,019
Marketable securities	438,523	235,564
Prepaid expenses	3,343	1,260
Total current assets	1,418,584	968,843

Reclamation Deposits	–	13,255

Total assets	$1,418,584	$982,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks written in excess of cash	$–	$342,008
Accounts payable and accrued liabilities	21,097	177,866
Total current liabilities	21,097	519,874

Stockholders' equity
Preferred stock, par value $.001 authorized 20,000,000 shares; no shares issued at May 31, 2017 and 2016	–	–
Common stock, par value $.001 authorized 100,000,000 shares; issued and outstanding shares: 55,877,604 at May 31, 2017 and 52,375,604 at May 31, 2016	55,878	52,376
Additional paid-in capital	28,429,695	28,224,554
Accumulated other comprehensive income	(16,361)	(16,361)
Retained deficit	(27,071,725)	(27,798,345)
Total stockholders' equity	1,397,487	462,224

Total liabilities and stockholders' equity	$1,418,584	$982,098

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2017	2016

Revenues	$–	$–
Cost of revenues	–	–

Gross margin	–	–

Expenses
Mineral costs	20,402	49,055
General and administrative	349,367	1,247,813

Net loss from operations	(369,769)	(1,296,868)

Other income / (expense)
Unrealized holding gain on marketable securities	78,295	4,443
Currency exchange	7,824	(8,909)
Realized gain on sale of marketable securities	10,270	–
Gain on sale of property	1,000,000	1,155,600
	1,096,389	1,151,134

Net income (loss)	$726,620	$(145,734)

Earnings per share - basic and diluted
Income (loss) per common share - basic	0.01	(0.00)
Income (loss) per common share - diluted	0.01	(0.00)

Weighted Average Shares Outstanding - Basic	55,785,034	49,832,435
Weighted Average Shares Outstanding - Diluted	65,439,440	49,832,435

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Total

Balance May 31, 2015	–	–	48,175,604	48,176	27,758,254	(16,361)	(27,652,611)	137,458

Common stock option grants	–	–	–	–	260,500	–	–	260,500

Exercise of stock options	–	–	100,000	100	4,900	–	–	5,000

Issuance of common stock and warrants	–	–	4,100,000	4,100	200,900	–	–	205,000

Net loss	–	–	–	–	–	–	(145,734)	(145,734)

Balance May 31, 2016	–	$–	52,375,604	$52,376	$28,224,554	$(16,361)	$(27,798,345)	$462,224

Common stock option grants	–	–	–	–	29,243	–	–	29,243

Exercise of stock options	–	–	66,000	66	6,534	–	–	6,600

Issuance of common stock	–	–	3,436,000	3,436	169,364	–	–	172,800

Net loss	–	–	–	–	–	–	726,620	726,620

Balance May 31, 2017	–	$–	55,877,604	$55,878	$28,429,695	$(16,361)	$(27,071,725)	$1,397,487

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$726,620	$(145,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	29,243	260,500
Gain on sale of mineral property	(1,000,000)	(1,155,600)
Write-off of reclamation deposit	13,255	–
Fair value adjustment for marketable securities	(88,188)	(4,443)
Change in operating assets and liabilities:
Increase in prepaid expenses	(2,083)	(1,260)
Increase (decrease) in accounts payable and accrued liabilities	(156,769)	144,138
Net cash flows from operating activities	(477,922)	(902,399)

Cash flows from investing activities:
Proceeds from sale of mineral property	1,000,000	924,479
Proceeds from the sale of marketable securities	37,280	–
Purchase of marketable securities	(152,051)	–
Net cash flows from investing activities	885,229	924,479

Cash flows from financing activities:
Proceeds from sale of common stock	166,800	205,000
Proceeds from exercise of stock options and warrants	12,600	5,000
Checks written in excess of cash	(342,008)	342,008
Net cash flows from financing activities	(162,608)	552,008

Net increase in cash	244,699	574,088
Cash, beginning of period	732,019	157,931
Cash, end of period	$976,718	$732,019

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

(The accompanying notes are an integral part of these financial statements)

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and anticipate acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking programs in Arizona and Nevada. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCQB”) exchange under the ticker symbol PGOL.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On April 16, 2010, the Company caused the incorporation of its wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Provex and Patriot Canada. Collectively, they are referred to herein as “the Company”. Inter-company accounts and transactions have been eliminated.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through May 31, 2017.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had no cash equivalent as of May 31, 2017 and 2016.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of May 31, 2017 and 2016, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of May 31, 2017 and 2016, the Company has no investments classified as available for sale.

The Company’s short term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Oil and Gas. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Property sale and is required to hold the stock for four-months after the date of acquisition and thereafter, the Company will not sell the shares in an amount exceeding 100,000 shares per month. The common stock will be free of trading restrictions within twelve months of acquisition. As of May 31, 2017, the Northern Vertex stock is free of trading restrictions. The Company purchased Strata Oil and Gas common stock through multiple private placement offering during the year ended May 31, 2017 as an investment in leading-edge mining extraction technologies.

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management ( “BLM” ) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets.

As of May 31, 2017, the Company charged the remaining reclamation deposit balance of $13,255 to general and administrative expenses on the Consolidated Statement of Operations after notification from the BLM all reclamation deposits had been met and all funds had been returned to the Company.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the years ended May 31,
	2017	2016
Numerator:
Net income (loss) available to common stockholders	$726,620	$(145,734)
Denominator:
Weighted-average shares basic	55,785,034	49,832,435
Effective of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock options	692,857	–
Incremental shares from the assumed exercise of dilutive stock warrants	8,871,549	–
Weighted-average shares diluted	65,349,440	49,832,435

Net income (loss) per common share, basic	$0.01	$(0.00)
Net income (loss) per common share, diluted	$0.01	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	For the years ended May 31,
	2017	2016
Common stock equivalents:
Stock options	–	5,376,667
Stock warrants	9,737,104	32,011,204
Total	9,737,104	37,387,871

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at May 31, 2017 and 2016, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at May 31, 2017 and 2016 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2017		May 31, 2016
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$438,523	$438,523	$235,564	$235,564

Total asset	$438,523	$438,523	$235,564	$235,564

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended May 31, 2017 and 2016.

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

In August 2015, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard as of May 31, 2017.

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

In January 2016, the FASB issued ASC 2016-01 which amends the guidance on the classification and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year beginning June 1, 2017 Early adoption for most of the provisions is not allowed. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect ASU 2016-15 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In October 2016, the FASB issued ASU No. 2016-17 improving GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.

In November 2016, the FASB issued AUS 2016-18 providing additional guidance on specific restricted cash flow classification on the cash flow statement. Cash flow should include restricted cash in total cash, and an entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect ASU 2016-18 will have on its consolidated financial statements and disclosures and believes the effect of the standard on its ongoing financial reporting will not have a material impact.

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business. The standard is effective for the Company on May 1, 2018, with early adoption permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company.

In January 2017, the FASB issued ASU 2017-03 providing guidance on how a company should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. The Company is currently evaluating the effect ASU 2017-03 will have on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on June 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 3 - MINERAL PROPERTIES

Bruner and Vernal Properties

On May 28, 2010 Provex entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn a 70% (or up to 75% if a bankable feasibility study is performed) undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as the “Bruner Properties”. Upon the completion of the terms of the Agreement by Canamax, and upon earning its’ initial interest, the parties have agreed to negotiate a definitive joint venture agreement in good faith which will supersede the current agreement.

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

On April 25, 2017, Provex and Canamex Resources Corp. entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30% working interest in the Bruner gold/silver mine for US$1,000,000 cash. Provex retains a two percent net smelter return (“NSR”) royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.  The company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

As of May 31, 2017, the Company has incurred approximately $85,748 of accumulated option and exploration expenses on the Vernal property.

During the years ended May 31, 2017 and 2016, the Company incurred exploration expenses of $2,008 and $1,990 on the Vernal property, respectively.

Moss Property

On March 4, 2004 the Company signed a Letter Agreement (the “Agreement”) that earned it a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona by paying MinQuest Inc. a one-time fee of $50,000. This $50,000 fee was paid on July 7, 2004. Subject to the terms and conditions of the Agreement, MinQuest would retain a 3% NSR on any and all production derived from the unpatented mining claims listed under the Agreement and on public lands within 1 mile of MinQuest, Inc.’s outside perimeter of the present claim boundary; a 1.0% NSR on patented claims with no other royalty within the property; and a 0.5% overriding NSR on all production within the property derived from patented claims with other royalty interests.

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Property, Mohave County, Arizona. Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and agreed to spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise the earn-in, ISGC and Patriot Gold would form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party could be diluted on the basis of a standard formula if it did not contribute to the planned programs. If either party was diluted below 10 percent, their interest would convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR existed on the Moss Mine Property.

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

As of May 31, 2017, the company has incurred approximately $101,033 of exploration expenses on the Windy Peak Property, $13,605 and $12,428 were spent for the years ended May 31, 2017 and 2016, respectively.

On June 14, 2017, the Company acquired 54 additional mineral claims in the Windy Peak areas for a purchase price of $11,448. After the acquisition, the Windy Peak consists of 133 unpatented mineral claims.

NOTE 4 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $29,243 and $260,500 for the years ended May 31, 2017 and 2016, respectively.

The 2014 Plan, the 2012 Plan and the 2005 Plan reserve and make available for grant common stock shares of up to 5,000,000, 3,900,000 and 2,000,000, respectively. In November 2015, the 2005 Stock Option Plan expired so that no share maybe granted pursuant to this Plan. No option can be granted under the plans 10 years after the plan inception date.

Options granted to officers or employees under the plans may be incentive stock options or non-qualified stock options. Options granted to directors, consultants, and independent contracts are limited to non-qualified stock options.

The plans are administered by the Board of Directors or a committee designated by the Board of Directors. Subject to specified limitations, the Board of Directors or the Committee has full authority to grant options and establish the terms and conditions for vesting and exercise thereof. However, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000.

Options granted pursuant to the both plans are exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value.

As of May 31, 2017, there were 2,980,000 and 680,000 shares available for grant under the 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted in 2017 and 2016 was $0.159 and $0.067, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2017	2016
Risk-free interest rate	1.14% - 1.44%	1.37% - 1.73%
Expected life in years	3.5 to 6.0	5.5
Volatility	106.06% - 127.03%	126.11% - 130.20%
Expected dividend yield	$0	$0
Weighted average grant date fair value	$0.159	$0.067

The following table summarizes stock option activity and related information for the years ended May 31, 2017:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance May 31, 2015	5,770,000	0.11	8.4
Option granted	2,120,000	0.10
Options cancelled / expired	(200,000)	0.19
Options exercised	(100,000)	0.05
Balance May 31, 2016	7,590,000	0.10	8.6
Option granted	375,000	0.18
Options cancelled / expired	(884,000)	0.10
Options exercised	(66,000)	0.10
Balance May 31, 2017	7,015,000	0.10	7.8	0.00

Exercisable at May 31, 2017	6,466,667	0.10	7.1	0.00

The following table summarized information pertaining to unvested stock options for the years ended May 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2015	4,070,000
Granted	2,120,000	$0.067
Vested	(3,876,667)	$0.067
Exercised / forfeited	(100,000)	$0.057
Unvested at May 31, 2016	2,213,333
Granted	375,000	$0.159
Vested	(1,856,667)	$0.095
Exercised / forfeited	(183,333)	$0.095
Unvested at May 31, 2017	548,333	$0.121

As of May 31, 2017, the Company had $45,574 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.2 years.

The Company issues new stock when options are exercised.

NOTE 5 - COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2017, the Company had 55,877,604 common shares outstanding.

During the year ended May 31, 2017, the Company completed multiple private placements issuing 3,436,000 shares of the Company’s common stock at $0.05 per share. Total proceeds were $172,800.

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

The following table summarizes the assumptions used in the Black-Scholes models to estimate the grant date fair value of the warrants:

2016
Volatility	115.34% - 123.98%
Expected life	2.5 years
Risk-free interest rate	0.775% - 1.055%
Dividend yield	$0
Weighted average grant date fair value	$0.044

The following table summarizes warrant activity during the years ended May 31, 2017 and 2016.

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding May 31, 2015	34,011,204	$0.09	26,274,247	$0.08
Issued	1,700,000	$0.08	–	–
Canceled / exercised	–	–	–	–
Expired	–	–	–	–
Outstanding May 31, 2016	35,711,204	$0.09	32,011,204	$0.09
Issued	–	$–	–	–
Canceled / exercised	(100,000)	–	–	–
Expired	–	–	–	–
Outstanding May 31, 2017	35,611,204	$0.09	35,611,204	$0.09

The following tables summarizes outstanding warrants as of May 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)
$0.06 - $0.08	22,096,957	$0.07	2.2	22,096,957	$0.07	2.2
$0.09 - $0.14	9,839,643	$0.11	4.2	9,839,643	$0.11	4.2
$0.15 - $0.21	3,674,604	$0.17	3.6	3,674,604	$0.17	3.6

	35,611,204			35,611,204

NOTE 6 - PREFERRED STOCK

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

As of May 31, 2017, there are no preferred shares outstanding.

NOTE 7 - INCOME TAXES

As of May 31, 2017, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $10,170,000 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2017	2016
Loss carryforwards	$3,458,000	$3,685,000
Stock compensation expense	178,000	186,000
Mineral property amortization	9,000	11,000
Deferred tax asset	3,645,000	3,882,000

Less valuation allowance	(3,645,000)	(3,882,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2017 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2017	2016
Computed expected tax benefit (liability)	$(247,051)	$49,550
Permanent differences	26,620	(1,616)
Other	(17,569)	(5,934)
Change in valuation allowance	238,000	(42,000)
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2017, the Company acquired 7,602,600 shares of common stock of Strata Oil and Gas (“Strata”) through a series of private placements for a total cost of $152,091 (CDN$200,000) as an investment in leading-edge mining extraction technologies. The purchase was accounted for a marketable security in available for sale securities. Strata is a related party through Trevor Newton, who is President and a member the Board of Directors of both Patriot and Strata.

For the years ended May 31, 2017 and 2016, consulting services fees in the amount of $nil and $23,008, respectively, were paid to Mr. Robert Coale the Chairman of the Board and prior President, Chief Financial Officer, Secretary, Treasurer and Director. On May 27, 2016, Mr. Coale resigned these positions and was simultaneously appointed as Chairman of the Board. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the years ended May 31, 2017 and 2016, consulting services fees in the amount of $68,631 and $110,921, respectively, were paid to Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company. On May 27, 2016, Mr. Newton was appointed as President, Chief Financial Officer, Secretary and Treasurer, prior to this appointment Mr. Newton was a Director of the Company. Mr. Newton provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

NOTE 9 - SUBSEQUENT EVENTS

On July 6, 2017, the Company granted 400,000 common stock options to a director of the Company with an exercise price of $0.10 per option, vesting equally on the first and second anniversary date of the grant.

See “Note 3: Mineral Properties” for information on the purchase of mineral claims subsequent to year end.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: September 5, 2017	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	September 5, 2017

/s/ Robert Coale Robert Coale	Director	September 5, 2017

/s/ Zachary Black Zachary Black	Director	September 5, 2017