Form 10-Q
period 2018-02-28
PATRIOT GOLD CORP
filed 2018-03-13
CIK 1080448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,877,604 shares of common stock, $0.001 par value, issued and outstanding as of March 12, 2018.

2

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 (c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 28, 2018 for the following reasons:

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

*       Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 (c)(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending February 28, 2018 and therefore is not required to file Exhibit 32.1 herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2018

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

5