Form 10-K
period 2018-05-31
PATRIOT GOLD CORP
filed 2018-08-29
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2017 was approximately $3,075,669.

The number of shares of the issuer’s common stock issued and outstanding as of August 29, 2018 was 58,408,854 shares.

i

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

Leaching. Leaching is a cost-effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

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

Development of Business

We were incorporated in the State of Nevada on November 30, 1998. In June 2003, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name to Patriot Gold Corp. and moving the Company into its current business of natural resource exploration and mining. On June 17, 2003, the Company adopted a new trading symbol - PGOL- to reflect the name change. The Company has been in the resource exploration and mining business since June 2003.

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

In March 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Northern Vertex Capital Inc. (“Northern Vertex”).

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

On April 25, 2017, Provex and Canamex Resources Corp. entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30 percent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement. The Company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On January 17, 2018, the Company designated 13,500,000 shares of the authorized and unissued preferred stock of the company as “Series A Preferred Stock” by filing an Amended and Restated Certificate of Designation with the Secretary of State of Nevada.

On May 7, 2018, the Company caused the name change of our wholly owned subsidiary, Provex Resources Inc. to Goldbase, Inc. (“Goldbase”) under the laws of Nevada.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have two gold projects located in the southwest United States. In May 2016, we sold our interest in the Moss Mine project and retained a royalty. In April 2017, we sold our interest in the Bruner project and retained a royalty leaving our project inventory to consist of the Vernal project and the Windy Peak project.

Financing

There was $14,500 of financing activities undertaken by the Company during the fiscal year ended May 31, 2018 through the issuance of Series A Preferred Stock, offset by the purchase of treasury stock for ($9,093). Management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

On May 7, 2018, the Company caused the name change of our wholly owned subsidiary, Provex Resources Inc. to Goldbase, Inc. (“Goldbase”) under the laws of Nevada.

Item 1A.          Risk Factors

Factors that May Affect Future Results

1. We may require additional funds to achieve our business objectives and any inability to obtain funding will impact our business.

We may incur operating losses in future periods because there are expenses associated with the acquisition, exploration and development of natural resource properties. We may need to raise additional funds in the future through public or private debt or equity sales to fund our future operations and fulfill contractual obligations. These financings may not be available when needed, and even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences or other terms. Any inability to obtain financing could have an adverse effect on our ability to implement our business objectives and as a result, could require us to diminish or suspend our operations or cause a materially adverse effect on our business. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. Because our Directors may serve as officers and directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

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

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. In addition, the search for valuable minerals involves numerous hazards which pose financial risks.

5. Because our operating expenses may vary, as may our revenues, profitability may be inconsistent.

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

Our property holdings as of May 31, 2018 consist of the Vernal Property and Windy Peak Property.

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

To date, the Company has paid the option payments and made the expenditures necessary to satisfy the requirements of the BV Agreement and 100% interest in these two properties was therefore transferred to Patriot, subject to MinQuest retaining a 3% royalty. All mining interests in the properties are subject to MinQuest retaining a 3% royalty of the aggregate proceeds from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges. Pursuant to the BV Agreement, we have a one-time option to purchase a portion of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We may exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

On April 16, 2010, the Company entered into an Assignment Agreement with its wholly owned subsidiary, Provex Resources, Inc., (now Goldbase, Inc.) a Nevada Company, to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal properties to Provex. Pursuant to the Agreement, Provex assumed the rights, and agreed to perform all of the duties and obligations, of the Company arising under the original property option agreements.

In April 2017, Canamex Resources purchased our interest in the Bruner properties for US$1.0 million cash, and we retained a two percent net smelter return royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

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

Our exploration of the Vernal Property to date has consisted of geologic mapping, trenching and rock chip geochemical sampling. The Board of Directors approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property. An exploration program was conducted in November 2008. The program consisted of 200 feet of trenching, sampling and mapping, and opening, mapping and sampling of an underground workings consisting of approximately 275 feet of workings. The Company is continuing to evaluate the Vernal Property.

In September 2017, we released a National Instrument 43-101 Technical Report on the Vernal.

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

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by directors and technical staff of the Company several times in 2017 and 2018.

The Windy Peak Property Location in Nevada

Description and Location of the Windy Peak Property

The Windy Peak Property consists of 114 unpatented mineral claims covering approximately 2,337 contiguous acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 5 ½ miles south of Middlegate. The Property is a contiguous claim block. Access to the project area is by paved highway, followed by a short stretch of gravel road.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

Past Exploration in the Windy Peak Area

Fairview District

The Windy Peak area has been considered to be part of, or at least an extension of, the Fairview District, which, is located on Fairview Peak about 6 miles WNW of Hill 6483. Both areas are within the Fairview Peak caldera but their geochemical differences indicate they are not related.

Windy Peak

Published information regarding the Windy Peak area refers to a small leach pad at the Cye Cox prospect at Hill 6483. This exploration was located adjacent to but not on our northern claim block. According to historical reports, an initial 6 claims (Red Star) were staked by Cye Cox of Fallon from 1945 to 1969. Subsequent lessees staked an additional 79 Red Star claims from 1978 to 1979. Cye Cox together with Pete Erb and "Pine Nut" Forbush discovered high-grade gold on the south side of Hill 6483 in the Windy fault in 1970. The presence of old timbers near a mostly-covered hole at the western trench (about mile west of the Windy adit) indicates that they also did some work there. After further examination a plant with a 6-8" grizzly and trommel (21' x 30") was setup and operated.

Exploration on and around the property has included geologic mapping, rock chip sampling, sagebrush biogeochemistry, VLF-EM, VLF-resistivity and magnetic geophysical surveys, and reverse circulation drilling. Various companies, including Terraco Gold Corp, Solitario Resources, Red Star Gold, Pegasus Gold Corp, Rio Tinto, and Kennecott, have conducted drilling on and around the property, with more than 70 holes drilled. Limited small-scale mining activities have been conducted by various private parties since the 1940's, including a small glory hole mined during the 1970's centered on Hill 6483. Previous work on the property included many vertical reverse-circulation drill holes, which are not suited to testing the high-angle structures known to host the gold- bearing veins. Some of the holes previously drilled are inferred to be too shallow to properly test targets. The Company believes the high-grade structurally hosted gold potential on the property has not been tested by previous drilling programs.

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

Planned Exploration

The Company has planned an exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. The Company plans to initiate drilling in the summer of 2018. The Company recognizes that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CANADIAN SECURITIES EXCHANGE (“CSE”) and OTCQB

The Company’s common stock is listed on the Canadian Securities Exchanges and trades on the OTCQB market in the United States. Patriot’s stock symbol is “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices in USD of the common stock during the years ending May 31, 2018 and May 31, 2017:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2018	Fourth Quarter	$0.08	$0.08
	Third Quarter	$0.09	$0.08
	Second Quarter	$0.09	$0.09
	First Quarter	$0.08	$0.08
2017	Fourth Quarter	$0.12	$0.07
	Third Quarter	$0.13	$0.07
	Second Quarter	$0.13	$0.07
	First Quarter	$0.23	$0.10

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $.11.

Holders

On May 31, 2018, there were approximately eighty-two (82) holders of record of the Company’s common stock.

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

Warrants or Options

There were no warrants issued during the fiscal year ending May 31, 2018. For further information, see Note 6 – Warrants, in the financial statements included in this 10-K filing.

There were 3,470,000 stock options issued during the fiscal year ending May 31, 2018. There were no stock options exercised and 3,000,000 stock options were cancelled or expired. For further information, see Note 4 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of May 31, 2018, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders as of May 31, 2018
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,800,000	$0.10	0
2012 Stock Option Plan	1,220,000	$0.10	2,680,000
2014 Stock Option Plan	4,465,000	$0.10	535,000
Share Purchase Warrants	33,009,457	$0.09

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2018:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2018.

Stock Based Compensation

On March 8, 2018, the Company granted a Restricted Stock Award to Trevor Newton who serves as Chief Executive Officer, President, Secretary, Treasurer and Director of the Company. Mr. Newton was granted 2,000,000 shares of the Company’s restricted common stock in lieu of compensation. The stock was valued at $0.04 per share, for total non-cash expense of $80,000. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

On April 24, 2018, the Company granted a Restricted Stock Award to Zachary Black who serves as Director of the Company. Mr. Black was granted 250,000 shares of the Company’s restricted common stock in lieu of compensation. The stock was valued at $0.04 per share, for total non-cash expense of $10,000. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

On May 10, 2018, the Company granted a Restricted Stock Award to Robert Coale who serves as Chairman of the Board of the Company. Mr. Coale was granted 281,250 shares of the Company’s restricted common stock in lieu of compensation. The stock was valued at $0.04 per share, for total non-cash expense of $11,239. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for FY 2019 after payment of accounts payable outstanding at May 31, 2018. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending May 31, 2018, we concluded the sale and retention of the NSR Royalty position on the Moss Mine project, concluded the sale and retention of the NSR Royalty on the Bruner project, and began evaluation work on our Vernal project and Windy Peak project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2019.

Results of Operations

The Twelve Months Ended May 31, 2018 compared to the Twelve Months Ended May 31, 2017

During the year ended May 31, 2018, we had no revenues. We are currently exploring and developing our properties and are engaged in the search for mineral deposits.

Net loss for the year ended May 31, 2018 was $1,111,986 compared to net income of $726,620 for the year ended May 31, 2017, for an approximate $1,839,000 decrease in net income. The decrease from net revenue to a net loss is primarily due to the $1,000,000 gain on the sale of property recognized in the prior year. There was no such gain in the current year. In addition, the net loss is comprised of an approximate $43,000 increase in mineral and exploration expenses, an approximate $365,000 increase of stock based compensation, an approximate $70,000 increase of consulting expense and an unrealized holding loss on marketable securities of $302,000.

For the years ended May 31, 2018 and 2017, mineral and exploration expenses were $62,804 and $20,424, respectively, for an approximate $73,000 increase. The increase is primarily due to expenditures on the Windy Peaks project.

For the years ended May 31, 2018 and 2017, general and administrative expenses were $134,253 and $172,565, respectively, for an approximate $37,000 decrease.

For the years ended May 31, 2018 and 2017, other expense was $302,838 compared to other income of $1,096,389, respectively. The change in other income/expense is due to an approximated $375,000 decrease in unrealized holding gains on marketable securities and an approximate $8,300 decrease in foreign currency. In addition, in the prior year we recognized a $1,000,000 gain on the sale of property and a $10,270 gain on the sale of marketable securities. There were no such gains in the current year.

Liquidity and Capital Resources

We had total assets of $718,388 at May 31, 2018 consisting primarily of $384,768 of cash and $333,620 of marketable securities. We had total liabilities of $53,056 at May 31, 2018.

We anticipate that we will incur the following during the year ended May 31, 2019:

•	$350,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was $399,915 and $477,922 for the years ended May 31, 2018 and 2017, respectively. The $439,379 increase in cash used in operations was primarily due to the decrease in consulting and other professional fees.

Investing activities for the years ended May 31, 2018 and 2017 used cash of $197,422 and generated cash of $885,259, respectively. Cash used in 2018 was used to purchase marketable securities. Cash received during 2017 is due to the sale of the Moss property.

Financing activities during the years ended May 31, 2018 and 2017 generated cash of $5,407 compared to using cash of $162,608, respectively. During the year ended May 31, 2018, we issued Series A Preferred Stock generating cash of $14,500 which was offset by the purchase of treasury stock for $9,093. For further information regarding common stock activity see Note. 5 - Common Stock in the financial statements included in this 10-K filing.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2018, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2018, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2018 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2018, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale(1)	Chairman of the Board	78	October 13, 2005(1)
Trevor Newton(2)	President, Chief Executive Officer, Secretary Treasurer, and Director	49	October 9, 2014
Zachary Black(3)	Director	38	July 18, 2016

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2018 and 2017 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2018, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2018 and whose total compensation during the fiscal year ended May 31, 2018 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2018 and whose total compensation during the fiscal year ended May 31, 2018 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Trevor Newton	2018	0	0	0	157,600	0	0	144,199	301,799
	2017	0	0	0	2,001	0	0	62,531	70,632

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Trevor Newton	1,500,000	(1)	0	0	0.10	June 20, 2024	0	0	0	0
Trevor Newton	1,250,000	(2)	0	0	0.10	December 24, 2025	0	0	0	0
Trevor Newton	1,000,000	(3)	0	0	0.10	September 5, 2027	0	0	0	0
Trevor Newton	1,000,000	(4)	0	0	0.10	February 15, 2028	0	0	0	0

(1)	On June 20, 2014 Mr. Newton was granted the right to purchase 1,500,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 500,000 commencing June 20, 2014, June 20, 2015 and June 20, 2016 and had a fair market value at issuance of $142,664.

(2)	On December 24, 2015 Mr. Newton was granted the right to purchase 1,250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $84,152.

(3)	On September 5, 2017, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $80,100.

(4)	On February 15, 2018, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $77,500.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2018 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	0	11,239	39,400	0	0	0	50,639
Trevor Newton (2)	0	80,000	157,600			144,199	381,799
Zachary Black (3)	0	10,000	39,400	0	0	0	49,400

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

(4) Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2018, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 58,408,854 outstanding common shares and 290,000 outstanding Series A preferred shares as of May 31, 2018 which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	481,250	(1)	0.8%

Trevor Newton	Common	12,550,000	(2)	21.5%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	250,000	(3)	0.4

Directors and Officers as a Group Common Stock (3 individuals)		13,281,250		22.7%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)		290,000		100%
KF Business Ventures, LP	Common Stock	6,000,000		10.3%

(1) Does not include 300,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

(2) Does not include 1,500,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share, 1,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share, 2,000,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,960,000 vested warrants.

(3) Does not include 875,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

See Note 9 - Related Party Transactions in the notes to the consolidated financial statements included in this 10-K filing.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended May 31, 2018 and 2017 is set forth below.

	Fiscal year ending May 31, 2018	Fiscal year ending May 31, 2017
Audit Fees	$12,000	$12,000
Audit Related Fees	NIL	NIL
Tax Fees	$1,500	$1,500
All Other Fees	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

PART IV

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
23.1	Fruci & Associates Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3) Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2012.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of May 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

August 29, 2018

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2018	2017
ASSETS
Current assets:
Cash	$384,768	$976,718
Marketable securities	333,620	438,523
Prepaid expenses	–	3,343
Total current assets	718,388	1,418,584

Total assets	$718,388	$1,418,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,056	$21,097
Total current liabilities	53,056	21,097

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at May 31, 2018 and 2017, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 and no shares issued at May 31, 2018 and 2017, respectively	290	–
Common stock, par value $.001; 100,000,000 shares authorized; 58,408,854 and 55,877,604 shares issued and outstanding at May 31, 2018 and 2017, respectively	58,409	55,878
Treasury stock (100,000 shares)	(9,093)	–
Additional paid-in capital	28,815,798	28,429,695
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(28,183,711)	(27,071,725)
Total stockholders' equity	665,332	1,397,487

Total liabilities and stockholders' equity	$718,388	$1,418,584

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2018	2017

Revenues	$–	$–

Expenses:
Mineral costs	62,804	20,402
Consulting expense	237,667	167,813
Stock based compensation	374,424	8,989
General and administrative	134,253	172,565

Net loss from operations	(809,148)	(369,769)

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(302,345)	78,295
Currency exchange	(493)	7,824
Realized gain on sale of marketable securities	–	10,270
Gain on sale of property	–	1,000,000
Total other income (expense)	(302,838)	1,096,389

Net income (loss)	$(1,111,986)	$726,620

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.02)	$0.01
Income (loss) per common share - diluted	$(0.02)	$0.01

Weighted average shares outstanding - basic	56,379,402	55,785,034
Weighted average shares outstanding - diluted	56,379,402	65,439,440

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Treasury Stock	Paid-In Capital	Comprehensive Income	Retained Deficit	Total

Balance May 31, 2016	–	$–	–	$–	52,375,604	$52,376	$–	$28,224,554	$(16,361)	$(27,798,345)	$462,224

Common stock option grants	–	–	–	–	–	–	–	29,243	–	–	29,243

Exercise of stock options	–	–	–	–	66,000	66	–	6,534	–	–	6,600

Issuance of common stock	–	–	–	–	3,436,000	3,436	–	169,364	–	–	172,800

Net loss	–	–	–	–	–	–	–	–	–	726,620	726,620

Balance May 31, 2017	–	–	–	–	55,877,604	55,878	–	$28,429,695	(16,361)	(27,071,725)	1,397,487

Common stock option grants	–	–	–	–	–	–	–	273,185	–	–	273,185

Sale of preferred stock	–	–	290,000	290	–	–	–	14,210	–	–	14,500

Issuance of restricted common stock	–	–	–	–	2,531,250	2,531	–	98,708	–	–	101,239

Treasury stock	–	–	–	–	–	–	(9,093)	–	–	–	(9,093)

Net loss	–	–	–	–	–	–	–	–	–	(1,111,986)	(1,111,986)

Balance May 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,183,711)	$665,332

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2018	2017

Net income (loss)	$(1,111,986)	$726,620
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	273,185	29,243
Restricted Common stock issued for services	101,239	–
Gain on sale of mineral property	–	(1,000,000)
Write-off of reclamation deposit	–	13,255
Fair value adjustment for marketable securities	302,345	(88,188)
Change in operating assets and liabilities:
Increase (decrease) in prepaid expenses	3,343	(2,083)
Increase (decrease) in accounts payable and accrued liabilities	31,959	(156,769)
Net cash flows from operating activities	(399,915)	(477,922)

Cash flows from investing activities:
Proceeds from sale of mineral property	–	1,000,000
Proceeds from the sale of marketable securities	–	37,280
Purchase of marketable securities	(197,442)	(152,051)
Net cash flows from investing activities	(197,442)	885,229

Cash flows from financing activities:
Proceeds from sale of common stock	–	166,800
Proceeds from sale of preferred stock	14,500	–
Proceeds from exercise of stock options and warrants	–	12,600
Purchase of treasury stock	(9,093)	–
Checks written in excess of cash	–	(342,008)
Net cash flows from financing activities	5,407	(162,608)

Net increase (decrease) in cash	(591,950)	244,699
Cash, beginning of year	976,718	732,019
Cash, end of year	$384,768	$976,718

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and anticipates acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking programs in Arizona and Nevada. The Company’s common stock trades on the Over-The-Counter Bulletin Board (“OTCQB”) exchange under the ticker symbol PGOL.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On April 16, 2010, the Company caused the incorporation of its wholly owned subsidiary, Provex Resources, Inc., (“Provex”) under the laws of Nevada. Effective May 7, 2018, Provex’s name was changed to Goldbase, Inc. (“Goldbase”).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Goldbase and Patriot Canada. Collectively, they are referred to herein as “the Company”. Inter-company accounts and transactions have been eliminated.

Management’s Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that all applicable estimates and adjustments are appropriate. Actual results could differ from those estimates.

Going Concern

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from the Moss royalty, given the Moss mine is now in production; (b) the Company's marketable securities are relatively liquid; (c) the Company believes it can raise additional funds if needed to support our business plan, although there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended May 31, 2018.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through May 31, 2018.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of May 31, 2018 and 2017.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of May 31, 2018 and 2017, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of May 31, 2018 and 2017, the Company has no investments classified as available for sale.

The Company’s short-term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Oil and Gas stock. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Property sale and is required to hold the stock for four-months after the date of acquisition and thereafter, the Company will not sell the shares in an amount exceeding 100,000 shares per month. The common stock will be free of trading restrictions within twelve months of acquisition. As of May 31, 2018, the Northern Vertex stock is free of trading restrictions. The Company purchased Strata Oil and Gas common stock through multiple private placement offerings during the year ended May 31, 2018 as an investment in lithium mining extraction technologies.

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management (“BLM”) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets.

Foreign Currency Translation

The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired, or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the years ended May 31,
	2018	2017
Numerator:
Net income (loss) available to common stockholders	$(1,111,986)	$726,620
Denominator:
Weighted-average shares basic	56,379,402	55,785,034
Effective of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock options	–	692,857
Incremental shares from the assumed exercise of dilutive stock warrants	–	8,871,549
Weighted-average shares diluted	56,379,402	65,349,440

Net income (loss) per common share, basic	$(0.02)	$0.01
Net income (loss) per common share, diluted	$(0.02)	$0.01

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	For the years ended May 31,
	2018	2017
Common stock equivalents:
Stock options	7,485,000	–
Stock warrants	33,009,457	35,611,204
Total	40,494,457	35,611,204

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at May 31, 2018 and 2017, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date.

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates.

Stock-based Compensation

We account for equity-based transactions with nonemployees awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): ASU 2018-07 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company periodically grants Restricted Common Stock. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at May 31, 2018 and 2017 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2018		May 31, 2017
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$333,620	$333,620	$438,523	$438,523

Total asset	$333,620	$333,620	$438,523	$438,523

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

Income Taxes

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at May 31,2018, using the new corporate tax rate of 21 percent. See Note 7.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

New Accounting Pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In January 2017, the FASB issued ASU 2017-03 providing guidance on how a company should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. The Company is currently evaluating the effect ASU 2017-03 will have on its financial statements and disclosures.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Bruner and Vernal Properties

On May 28, 2010 Goldbase entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn a 70% (or up to 75% if a bankable feasibility study is performed) undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as the “Bruner Properties”. Upon the completion of the terms of the Agreement by Canamex, and upon earning its initial interest, the parties agreed to negotiate a definitive joint venture agreement in good faith to supersede the agreement.

On April 1, 2009, the Company entered into a Property Option Agreement (the “AIV Agreement”) with American International Ventures Inc. (“AIV”), to acquire the exclusive option to an undivided right, title and interest in 28 patented Federal mining claims and mill sites located in Nye County, Nevada. Simultaneous with the execution and delivery of the Agreement, the Company paid AIV $30,000. In order to earn its option in the Property, the Company agreed to make annual property option payments each year on April 1 consisting of $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Following which the Company would be deemed to have exercised its option under the Agreement and would be entitled to an undivided 100% right, title and interest in and to the Bruner Property Expansion subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to AIV and a 2% NSR payable to the former Property owner. The 2% NSR royalty could be purchased by the Company for a total payment of $500,000 and 1% of AIV’s 1.5% NSR royalty could be purchased by the Company for an additional payment of $500,000 at any time up to 30 days after beginning mine construction. The claims optioned under the agreement with AIV were contiguous with the Company’s existing Bruner property claims and therefore also subject to the terms and conditions of the original BV Agreement with MinQuest.

In November 2015, Canamex announced that it had completed the purchase of the patented claims from AIV for US$760,000, securing ownership of those claims for the joint venture (in anticipation of Canamex earning 70% of the Bruner project) and saving the joint venture US$425,000. Canamex purchased the claims directly from American International Ventures Inc. (“AIV”), subject to Patriot Gold’s rights under an Option Agreement dated April 1, 2009 that gave Patriot Gold the ability to purchase those patented claims by making a final payment of US$1,185,000 on or before April 1, 2016. Both Canamex and Patriot Gold expected, however, that those patented claims would be conveyed to the joint venture once the more comprehensive joint venture agreement was executed.

During the first half of 2016 it was determined by the Company that Canamex had successfully earned a 70% interest in the Bruner Property according to the terms of the Bruner Option Agreement.

On April 25, 2017, Goldbase and Canamex Resources Corp. entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30% working interest in the Bruner gold/silver mine for US$1,000,000 cash. Goldbase retains a two percent net smelter return (“NSR”) royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.  The company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

As of May 31, 2018, the Company has incurred approximately $87,756 of accumulated option and exploration expenses on the Vernal property.

During the years ended May 31, 2018 and 2017, the Company incurred exploration expenses of $2,008 and $2,008 on the Vernal property, respectively.

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

In March 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada.

As of May 31, 2018, the company has incurred approximately $133,477 of exploration expenses on the Windy Peak Property, and $32,444 and $13,605 were spent for the years ended May 31, 2018 and 2017, respectively.

On June 14, 2017, the Company acquired additional mineral claims in the Windy Peak areas for a purchase price of $11,448. Including the newly acquired claims, the Windy Peak consists of 114 unpatented mineral claims.

NOTE 4 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $273,185 and $29,243 for the years ended May 31, 2018 and 2017, respectively.

The 2014 Plan, the 2012 Plan and the 2005 Plan reserve and make available for grant common stock shares of up to 5,000,000, 3,900,000 and 2,000,000, respectively. In November 2015, the 2005 Stock Option Plan expired so that no share may be granted pursuant to this Plan. No option can be granted under the plans 10 years after the plan inception date.

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

As of May 31, 2018, there were 535,000 and 2,680,000 shares available for grant under the 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted in 2018 and 2017 was $0.07 and $0.159, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2018	2017
Risk-free interest rate	2.07% - 2.9%	1.14% - 1.44%
Expected life in years	10	3.5 to 6.0
Volatility	425.9% - 438.5%	106.06% - 127.03%
Expected dividend yield	$0	$0
Weighted average grant date fair value	$0.07	$0.159

The following table summarizes stock option activity and related information for the years ended May 31, 2018:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance May 31, 2016	7,590,000	0.10	8.6
Option granted	375,000	0.18
Options cancelled / expired	(884,000)	0.10
Options exercised	(66,000)	0.10
Balance May 31, 2017	7,015,000	0.10	8.6
Option granted	3,470,000	0.10
Options cancelled / expired	(3,000,000)	0.10
Options exercised	–	0.10
Balance May 31, 2018	7,485,000	0.10	7.8	0.00

Exercisable at May 31, 2018	7,135,000	0.10	7.6	0.00

The following table summarized information pertaining to unvested stock options for the years ended May 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2016	2,213,333
Granted	375,000	$0.159
Vested	(1,856,667)	0.095
Exercised / forfeited	(183,333)	0.095
Unvested at May 31, 2017	548,333	0.121
Granted	3,470,000	0.078
Vested	(3,983,333)	0.078
Exercised / forfeited	–	–
Unvested at May 31, 2018	350,000	$0.113

The Company issues new stock when options are exercised.

NOTE 5 - COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2018, the Company had 58,408,854 common shares outstanding.

During the year ended May 31, 2017, the Company completed multiple private placements issuing 3,436,000 shares of the Company’s common stock at $0.05 per share. Total proceeds were $172,800.

During the year ended May 31, 2018, the company granted 2,531,250 restricted shares of the Company’s common stock at $0.04 per share for services, for total non-cash expense of $101,239. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

During the year ended May 31, 2018, the Company bought back 100,000 shares of its stock. The shares have been credited to the treasury stock account at cost of $9,093.

NOTE 6 - WARRANTS

The following table summarizes warrant activity during the years ended May 31, 2018 and 2017.

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding May 31, 2016	35,711,204	$0.09	32,011,204	$4.34
Issued	–	–	–	–
Canceled / exercised	(100,000)	–	–	–
Expired	–	–	–	–
Outstanding May 31, 2017	35,611,204	$0.09	35,611,204	$3.22
Issued	–	–	–	–
Canceled / exercised	(2,601,747)	0.09		–
Expired	–	–	–	–
Outstanding May 31, 2018	33,009,457	$0.09	33,009,457	$2.11

The following tables summarizes outstanding warrants as of May 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (yrs)
$0.06 - $0.08	19,495,210	$0.07	1.53	19,495,210	$0.07	1.53
$0.09 - $0.14	9,839,643	$0.11	3.46	9,839,643	$0.11	3.46
$0.15 - $0.21	3,674,604	$0.17	2.56	3,674,604	$0.17	2.56

	33,009,457			33,009,457

NOTE 7 - PREFERRED STOCK

The Preferred Stock may be issued in one or more series, from time to time, with each such series to have such designation, relative rights, preferences or limitations, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company.

The Company has authorized a total of 20,000,000 shares of Preferred Stock with a par value of $0.001 of which 13,500,000 shares shall be designated as “Series A Preferred Stock,” par value $.001 per share.  The holders of the Series A Preferred shall be entitled to receive non-cumulative dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of the Corporation, only when, as, and if declared by the Board of Directors. Such dividends on the Series A Preferred shall only accrue for the 12-month period after the Board of Directors has declared a dividend, and if the dividend is not paid within such 12-month period, the holders of the Series A Preferred shall have no claim for any such dividend or other payment. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series A Preferred which may be in arrears or which has accrued subsequent to the 12-month period after the Board of Directors has declared the dividend.  In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distributions or payment shall be made to the holders of the Common Stock, the holders of the Series A Preferred shall be entitled to any accrued and unpaid dividends thereon to such date, and no more, in cash or in property taken at its fair value as determined by the Board of Directors. If such payment shall have been made in full to the holders of the Series A Preferred, the remaining assets and funds of the Corporation shall be distributed among the holders of the Series A Preferred pari passu with the holders of Common Stock.  In addition, the shares of the Series A Preferred shall also have the right to vote or act on all matters on which the holders of Common Stock (and any and all other classes or series of stock of the Corporation) have the right to vote or act, and the holders of shares of the Series A Preferred shall be entitled to notice of any stockholders meeting or action as to such matters on the same basis as the holders of Common Stock (and any and all other classes or series of stock of the Corporation), and the holders of Common Stock (and any and all other classes or series of stock of the Corporation) and shares of the Series A Preferred shall vote together or act together thereon as if a single class on all such matters; provided, in such voting or action each one share of the Series A Preferred shall be entitled to One Hundred (100) votes.

During the year ended May 31, 2018 the company sold 290,000 shares of Series A preferred stock to a related party for total proceeds of $14,500.

NOTE 8 - INCOME TAXES

As of May 31, 2018, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $11,000,000 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Deferred tax assets of the Company are as follows:

	2018	2017
Loss carryforwards	$2,310,000	$3,458,000
Stock compensation expense	179,000	178,000
Mineral property amortization	4,000	9,000
Deferred tax asset	2,493,000	3,645,000

Less valuation allowance	(2,493,000)	(3,645,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% (2017 - 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2018	2017
Computed expected tax benefit (liability)	$(233,517)	$(247,051)
Permanent differences	63,492	26,620
Other	(2,883,975)	(17,569)
Change in valuation allowance	3,054,000	238,000
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2014.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2018, the Company acquired 2,000,000 shares of common stock of Strata Oil and Gas (“Strata”) through a series of private placements for a total cost of $197,442 (CDN $253,088) as an investment in lithium mining extraction technologies. The purchase was accounted for a marketable security in available for sale securities. Strata is a related party through Trevor Newton, who is President and a member the Board of Directors of both Patriot and Strata.

For the year ended May 31, 2018 Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock for services. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000.

For the year ended May 31, 2018 Mr. Robert Coale, Chairman of the Board, received 281,250 shares of restricted common stock for services. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $11,239. For the years ended May 31, 2018 and 2017, Mr. Coale was paid fees in the amount of $7,586 and $0, respectively. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the years ended May 31, 2018 and 2017, consulting services fees in the amount of $144,199 and $68,631, respectively, were paid to Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company. Mr. Newton also received 2,000,000 shares of restricted common stock for services. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $80,000. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. As of May 31, 2018, $892 is due to Mr. Newton for services.

During the year ended May 31, 2018 the company sold 290,000 shares of Series A preferred stock to Mr. Newton for total proceeds of $14,500.

The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 29, 2018	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	August 29, 2018

/s/ Robert Coale Robert Coale	Director	August 29, 2018

/s/ Zachary Black Zachary Black	Director	August 29, 2018

31