Form 10-K
period 2019-05-31
PATRIOT GOLD CORP
filed 2019-08-29
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The issuer’s revenues for its most recent fiscal year were $864,779.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 30, 2018 was approximately $3,046,932.

The number of shares of the issuer’s common stock issued and outstanding as of August 29, 2019 was 74,280,354 shares.

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

ii

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling but does not give as much information about the underlying rocks.

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

Trenching. A cost-effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

iii

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

iv

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

On May 12, 2016, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Gold/Silver Mine for C$1,500,000 (the “Purchase Price”) plus a 3% net smelter return royalty. Specifically, the Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona (the “Claims”) together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the Claims appurtenant thereto and in which Seller had any interest (collectively, the “Property”). The Purchase Price consisted of C$1,200,000 in cash payable at closing and the remaining C$300,000 was paid by the issuance of Northern Vertex common shares to the Company valued at $0.35 (857,140 shares), issued pursuant to the terms and provisions of an investment agreement (the “Investment Agreement”) entered between the Company and Northern Vertex contemporaneous to the Purchase and Sale Agreement.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have three gold projects located in the southwest United States. In May 2016, we sold our interest in the Moss Mine project and retained a royalty. In April 2017, we sold our interest in the Bruner project and retained a royalty leaving our project inventory to consist of the Vernal project, the Windy Peak project and the Rainbow Mountain project.

Financing

There was $2,000 of financing activities undertaken by the Company during the fiscal year ended May 31, 2019 through the exercise of stock options. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

Our property holdings as of May 31, 2019 consist of the Vernal Property, Windy Peak Property and Rainbow Mountain Property.

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

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amselco has not been involved with the Vernal Property over the last 20 years and is not associated with our option on the Vernal Property or the exploration work being done. A 225-foot-wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exist northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and surface workings show an open-ended gold anomaly that measures 630 feet by 450 feet.

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

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by directors and technical staff of the Company several times in 2017, 2018, and 2019.

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

The Property claims are held as unpatented federal land claims administered under the Department of Interior, BLM. In order to acquire an unpatented mineral claim, the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

Past Exploration in the Windy Peak Area

Fairview District

The Windy Peak area has been considered to be part of, or at least an extension of, the Fairview District, which, is located on Fairview Peak about 6 miles WNW of Hill 6483. Both areas are within the Fairview Peak caldera, but their geochemical differences indicate they are not related.

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

Current Exploration

The Company has commenced an exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. The Company initiated drilling in the summer of 2018 and is conducting ongoing work. The Company recognizes that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Rainbow Mountain Property

Acquisition of Interest

In autumn of 2018, after conducting initial reconnaissance of the Rainbow Mountain, the Company acquired the Rainbow Mountain Property, (referred to herein as the “Rainbow Mountain Property,” "Rainbow Mountain” or the “Property”). This early-stage exploration project was secured through staking and filing the associated paperwork and fees with the BLM and County. Rainbow Mountain has been visited by directors and technical staff of the Company several times in 2018 and 2019.

The Rainbow Mountain Property Location in Nevada

Description and Location of the Rainbow Mountain Property

The Rainbow Mountain gold project consists of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. Access to the project area is by paved highway, followed by a short stretch of gravel road.

The Property claims are held as unpatented federal land claims administered under the Department of Interior, BLM. In order to acquire an unpatented mineral claim, the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity.

Geology of the Rainbow Mountain Property Area

The claim area roughly encompasses nearly the full extent of Rainbow Mountain, and specifically a prominent zone of northeast-striking faults which transect the central part of Rainbow Mountain. This complex fault zone involves three discrete Tertiary volcanic units comprised of basalt, dacite, and olivine basalt. Individual fault traces are well exposed locally and are often coincident with the contacts between the individual lithologic units. Many of the fault traces exhibit prominent fault breccia and hydrothermal breccia, and surface samples of this material returned anomalous gold and silver values up to 0.807 ppm and 1.6 ppm, respectively.

Based on observations recorded during field reconnaissance, individual hydrothermal veins along the faulted contacts range in thickness up to 1.5 m, with associated strike lengths of up to 1.7 km. The Company postulates that this locally intense faulting, in conjunction with the associated anomalous assay values, is suggestive of a potential epithermal vein system within the footwall of the greater Rainbow Fault zone.

Current Exploration

The Company has conducted limited sampling of the Property. The Company recognizes that Rainbow Mountain is an early-stage exploration opportunity and there are currently no proven or probable reserves.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CANADIAN SECURITIES EXCHANGE (“CSE”) and OTCQB

The Company’s common stock is listed on the Canadian Securities Exchange and also trades on the OTCQB market. Patriot’s stock symbol is “PGOL.” The following table sets forth the range of quarterly high and low closing bid prices in USD of the common stock during the years ending May 31, 2019 and May 31, 2018:

Financial Quarter		Bid Price Information *
Year	Quarter	High Bid Price	Low Bid Price
2019	Fourth Quarter	$0.15	$0.05
	Third Quarter	$0.09	$0.06
	Second Quarter	$0.15	$0.06
	First Quarter	$0.09	$0.04
2018	Fourth Quarter	$0.08	$0.08
	Third Quarter	$0.09	$0.08
	Second Quarter	$0.09	$0.09
	First Quarter	$0.08	$0.08

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $.07 (CDN).

Holders

On May 31, 2019, there were approximately eighty-two (82) holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued during the fiscal year ending May 31, 2019. There were 8,000,000 warrants exercised and 12,112,500 warrants were cancelled or expired. For further information, see Note 7 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued during the fiscal year ending May 31, 2019. There were 20,000 stock options exercised and no stock options were cancelled or expired. For further information, see Note 5 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of May 31, 2019, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of May 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,780,000	$0.10	0
2012 Stock Option Plan	1,220,000	$0.10	2,680,000
2014 Stock Option Plan	4,465,000	$0.10	535,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of May 31, 2019:

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

See "Note 6 - Common Stock" in the financial statements included in this 10-K filing.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the fiscal year ended May 31, 2019.

Stock Based Compensation

For the year ended May 31, 2019, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

For the year ended May 31, 2019, Mr. Robert Coale, Chairman of the Board, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

For the year ended May 31, 2019, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. Also, rather than receiving his director fees in cash, Mr. Newton opted to receive restricted shares of the Company totaling 5,250,000 shares of restricted common stock for his three-year director term, beginning January 1, 2019. The shares were valued at $0.04 for total non-cash expense of $29,167 for January to May 2019, and the fees for the remainder of the three-year term are recorded as Prepaid Expenses, in the amount of $180,833. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for FY 2019 after payment of accounts payable outstanding at May 31, 2019. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending May 31, 2019, we continued our evaluation work on our Vernal project and Windy Peak project and began evaluation work on our Rainbow Mountain project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending May 31, 2020.

Results of Operations

The Twelve Months Ended May 31, 2019 compared to the Twelve Months Ended May 31, 2018

During the years ended May 31, 2019 and 2018, we had revenues of $864,779 and $46,504, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the year ended May 31, 2019 was $281,443 compared to net loss of $1,065,482 for the year ended May 31, 2018, for an approximate $784,000 increase in net income. The decrease in the net loss is primarily due to the $864,779 of royalty revenue received from the Moss Gold/Silver mine, compared to $46,504 in the prior year. In addition, the net loss is comprised of an approximate $361,000 increase in mineral and exploration expenses, an approximate $87,000 increase of director fees, and an approximate $17,000 increase of consulting expense. This was offset by a decrease of $249,000 of stock-based compensation and decrease of $158,000 in the unrealized holding loss on marketable securities.

For the years ended May 31, 2019 and 2018, mineral and exploration expenses were $423,716 and $62,804, respectively, for an approximate $361,000 increase. The increase is primarily due to expenditures on the Windy Peak project.

For the years ended May 31, 2019 and 2018, general and administrative expenses were $104,955 and $134,253, respectively, for an approximate $29,000 decrease.

For the years ended May 31, 2019 and 2018, other expense was $150,090 and $302,838, respectively. The change in other income/expense is due to an approximated $158,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $1,705,671 at May 31, 2019 consisting primarily of $113,350 of cash and $112,272 of marketable securities. We had total liabilities of $233,076 at May 31, 2019, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended May 31, 2020:

•	$350,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was $46,471 and $399,915 for the years ended May 31, 2019 and 2018, respectively. The $353,444 decrease in cash used in operations was primarily due to the increase in royalty revenue.

Investing activities for the years ended May 31, 2019 and 2018 used cash of $226,947 and $197,422, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities. Cash used in 2018 related to the purchase of marketable securities.

Financing activities during the years ended May 31, 2019 and 2018 generated cash of $2,000 and $5,407, respectively. During the year ended May 31, 2019, we generated cash of $2,000 from the exercise of stock options. During the year ended May 31, 2018, we issued Series A Preferred Stock generating cash of $14,500 which was offset by the purchase of treasury stock for $9,093. For further information regarding common stock activity see Note 6 - Common Stock in the financial statements included in this 10-K filing.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2019, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2019, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of May 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of May 31, 2019 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended May 31, 2019, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors and Officers

All Directors of our Company hold office until the next applicable vote of the stockholders or until their successors are elected and qualified. The Officers of our Company are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal. Our Directors, Executive Officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	79	October 13, 2005(1)
Trevor Newton (2)	President, Chief Executive Officer, Secretary Treasurer, and Director	50	October 9, 2014
Zachary Black (3)	Director	39	July 18, 2016

(1) Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.

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

Audit Committee Financial Expert.

Currently, the Board of Directors functions as the audit committee. The Board of Directors does not have an audit committee financial expert.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended May 31, 2019 and 2018 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended May 31, 2019, regardless of compensation level; (ii) all individuals who served as officers at May 31, 2019 and whose total compensation during the fiscal year ended May 31, 2019 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended May 31, 2019 and whose total compensation during the fiscal year ended May 31, 2019 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Trevor Newton	2019	0	0	113,227		0	0	160,684	273,911
	2018	0	0	0	157,600	0	0	144,199	301,799

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of May 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Trevor Newton	1,480,000	(1)	0	0	0.10	June 20, 2024	0	0	0	0
Trevor Newton	1,250,000	(2)	0	0	0.10	December 24, 2025	0	0	0	0
Trevor Newton	1,000,000	(3)	0	0	0.10	September 5, 2027	0	0	0	0
Trevor Newton	1,000,000	(4)	0	0	0.10	February 15, 2028	0	0	0	0

(1)	On June 20, 2014 Mr. Newton was granted the right to purchase 1,500,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 500,000 commencing June 20, 2014, June 20, 2015 and June 20, 2016 and had a fair market value at issuance of $142,664. On January 20, 2019, Mr. Newton exercised 20,000 of these options.

(2)	On December 24, 2015 Mr. Newton was granted the right to purchase 1,250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $84,152.

(3)	On September 5, 2017, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $80,100.

(4)	On February 15, 2018, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $77,500.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended May 31, 2019 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	29,167	10,000	0	0	0	11,303	50,470
Trevor Newton (2)	0	113,227	0	0	0	160,684	273,911
Zachary Black (3)	29,167	10,000	0	0	0	53,298	92,465

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 31, 2019, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 74,280,354 outstanding common shares and 290,000 outstanding Series A preferred shares as of May 31, 2019 which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1%

Trevor Newton	Common	19,921,500	(2)	26.8%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.7%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	21,152,750		28.5%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

KF Business Ventures, LP	Common Stock	6,000,000		8.1%
Ron Daems	Common Stock	9,600,000		12.9%

(1) Does not include 300,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

(2) Does not include 1,480,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share, 1,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,960,000 vested warrants.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended May 31, 2019 and 2018 is set forth below.

	Fiscal year ending May 31, 2019	Fiscal year ending May 31, 2018
Audit Fees	$13,000	$12,000
Audit Related Fees	NIL	NIL
Tax Fees	$1,500	$1,500
All Other Fees	NIL	NIL

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

(3) Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2012.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of May 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

August 29, 2019

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2019	2018
ASSETS
Current assets:
Cash	$113,350	$384,768
Marketable securities	112,272	333,620
GST receivables	108	–
Other receivables	290,108	46,504
Prepaid expenses	184,833	–
Total current assets	700,671	764,892

Long-term assets:
Royalty interest	300,000	–
Note receivable	705,000	–
Total long-term assets	1,005,000	–

Total assets	$1,705,671	$764,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,642	$53,056
Accounts payable and accrued liabilities – related parties	138,434	–
Total current liabilities	233,076	53,056

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at May 31, 2019 and 2018, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at May 31, 2019 and 2018, respectively	290	290
Common stock, par value $.001; 100,000,000 shares authorized; 74,280,354 and 58,408,854 shares issued and outstanding at May 31, 2019 and 2018, respectively	74,280	58,409
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,842,129	28,815,798
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(28,418,650)	(28,137,207)
Total stockholders' equity	1,472,595	711,836

Total liabilities and stockholders' equity	$1,705,671	$764,892

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2019	2018

Revenues	$864,779	$46,504

Expenses:
Mineral costs	423,716	62,804
Consulting expense	254,760	237,667
Stock based compensation	125,202	374,424
Directors Fees	87,500	–
General and administrative	104,955	134,253
Total operating expense	996,133	809,148

Net loss from operations	(131,354)	(762,644)

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(144,092)	(302,345)
Currency exchange	(3,916)	(493)
Realized loss on sale of marketable securities	(14,418)	–
Other miscellaneous income	12,336	–
Total other income (expense)	(150,090)	(302,838)

Net loss	$(281,443)	$(1,065,482)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.01)	$(0.02)
Income (loss) per common share - diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic	60,500,206	56,379,402
Weighted average shares outstanding - diluted	60,500,206	56,379,402

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A						Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Additional	Other
		Par		Par		Par	Treasury	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Shares	Value	Stock	Capital	Income	Deficit	Total
Balance May 31, 2017	–	$–	–	$–	55,877,604	$55,878	$–	$28,429,695	$(16,361)	$(27,071,725)	$1,397,487

Common stock option grants	–	–	–	–	–	–	–	273,185	–	–	273,185

Sale of preferred stock	–	–	290,000	290	–	–	–	14,210	–	–	14,500

Issuance of restricted common stock	–	–	–	–	2,531,250	2,531	–	98,708	–	–	101,239

Treasury stock	–	–	–	–	–	–	(9,093)	–	–	–	(9,093)

Net loss	–	–	–	–	–	–	–	–	–	(1,065,482)	(1,065,482)

Balance May 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,137,207)	$711,836

Exercise of warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000

Exercise of stock options	–	–	–	–	20,000	20	–	1,980	–	–	2,000

Issuance of restricted common stock	–	–	–	–	7,851,500	7,851	–	306,209	–	–	316,060

Vesting of stock options								21,142			21,142

Net loss	–	–	–	–	–	–	–	–	–	(281,443)	(281,443)

Balance May 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,418,650)	$1,472,595

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2019	2018

Net Loss	$(281,443)	$(1,065,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	21,142	273,185
Restricted Common stock issued for services	174,060	101,239
Fair value adjustment for marketable securities	148,295	302,345
Change in operating assets and liabilities:
Other receivables	(243,604)	(46,504)
Prepaid expenses	(44,833)	3,343
GST receivable	(108)	–
Accounts payable and accrued liabilities	41,586	31,959
Accounts payable and accrued liabilities – related parties	138,434	–
Net cash flows used in operating activities	(46,471)	(399,915)

Cash flows from investing activities:
Purchase of royalty interest	(300,000)	–
Proceeds from the sale of marketable securities	73,053	–
Purchase of marketable securities	–	(197,442)
Net cash flows used in investing activities	(226,947)	(197,442)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	–
Proceeds from sale of preferred stock	–	14,500
Purchase of treasury stock	–	(9,093)
Net cash flows from financing activities	2,000	5,407

Net decrease in cash	(271,418)	(591,950)
Cash, beginning of year	384,768	976,718
Cash, end of year	$113,350	$384,768

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$705,000	$–
Issuance of restricted stock for prepaid director fees	$180,833	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and anticipates acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking programs in Arizona and Nevada. The Company’s common stock trades on the Canadian Securities Exchange under the symbol PGOL, and also on the Over-The-Counter (“OTCQB”) market under the symbol PGOL.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through May 31, 2019.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of May 31, 2019 and 2018.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of May 31, 2019 and 2018, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of May 31, 2019 and 2018, the Company has no investments classified as available for sale.

The Company’s short-term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Power Corporation (“Strata”) stock. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Property sale. The Company purchased Strata common stock through multiple private placement offerings during the year ended May 31, 2018 as an investment in lithium mining extraction technologies.

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management (“BLM”) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets. As of May 31, 2019, and 2018, there were no reclamation deposits recorded.

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

As of May 31, 2019, and 2018, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at May 31, 2019 and 2018, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

Stock Options

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk-free interest rates.

The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC718 and no options were required to be revalued at adoption.

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk-free interest rates.

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

The Company has granted Restricted Common Stock, where the Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at May 31, 2019 and 2018 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2019		May 31, 2018
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$112,272	$112,272	$333,620	$333,620

Transactions measured at fair value on a non-recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2019		May 31, 2018
	Using Level 2	Total	Using Level 2	Total
Issuance of restricted shares	$314,060	$314,060	$101,250	$101,250

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) an entity or person who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty of income tax positions. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

New Accounting Pronouncements

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss gold/silver mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption and resulted in the recognition of $46,504 during the year ended May 31, 2018.

On June 20, 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. As a result, companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date.

In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on June 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications, however no significant impact is expected.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on it consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Bruner and Vernal Properties

On May 28, 2010 the Company entered into an exclusive right and option agreement with Canamex Resources Corp. (“Canamex”) whereby Canamex could earn a 70% (or up to 75% if a bankable feasibility study is performed) undivided interest in the Bruner, and Bruner Expansion properties, herein after collectively referred to as the “Bruner Properties”. Upon the completion of the terms of the Agreement by Canamex, and upon earning its initial interest, the parties agreed to negotiate a definitive joint venture agreement in good faith to supersede the agreement.

During the first half of 2016, it was determined by the Company that Canamex had successfully earned a 70% interest in the Bruner Property according to the terms of the Bruner Option Agreement.

On April 25, 2017, the Company and Canamex Resources Corp. entered into a purchase and sale agreement (“Bruner Purchase and Sale Agreement”) whereby Canamex Resources purchased Patriot Gold's 30% working interest in the Bruner gold/silver mine for US$1,000,000 cash. The Company retains a two percent net smelter return (“NSR”) royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.  The company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

As of May 31, 2019, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the years ended May 31, 2019 and 2018, the Company incurred exploration expenses of $1,860 and $2,008 on the Vernal property, respectively.

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

On May 12, 2016, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Gold/Silver Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. Specifically, the Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto and in which the Company had any interest. The purchase price consisted of $924,479 (C$1,200,000) in cash payable at closing and the remaining $231,120 (C$300,000) was paid by the issuance of Northern Vertex common shares to the Company valued at $0.26 (C$0.35) (857,140 shares), issued pursuant to the terms and provisions of an investment agreement entered between the Company and Northern Vertex contemporaneous to the Purchase and Sale Agreement. The investment agreement prohibited the resale of the shares during the four-month period following the date of issuance and thereafter, the Company agreed to not sell the shares in an amount exceeding 100,000 shares per month. As of May 31, 2016, the Company recognized a gain on sale of mineral property of $1,155,600 in the Consolidated Statements of Operations.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada.

As of May 31, 2019, the company has incurred approximately $525,842 of exploration expenses on the Windy Peak Property, and $392,365 and $32,444 were spent for the years ended May 31, 2019 and 2018, respectively.

Rainbow Mountain Property

In the fall of 2018, after conducting initial reconnaissance of the Rainbow Mountain, the Company acquired the Rainbow Mountain Property (“Rainbow Mountain”). This early-stage exploration project was secured through staking and filing the associated paperwork and fees with the BLM and County.

The Rainbow Mountain gold project consists of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. Access to the project area is by paved highway, followed by a short stretch of gravel road.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of May 31, 2019, the company has incurred approximately $29,492 of fees and exploration expenses on the Rainbow Mountain Property, all of which were incurred in the year ended May 31, 2019.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company’s has a 3% net smelter return royalty on the Moss Gold/Silver Mine in Arizona. For the years ended May 31, 2019 and 2018, the Company earned royalties of $864,779 and 46,504, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of May 31, 2019, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of May 31, 2019, $220,000 has been paid, and the remaining $80,000 will be paid in installments through March 30, 2020 and is reflected in Accounts Payable and Accrued Liabilities. As of May 31, 2019, no royalties have yet been earned.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $21,142 and $273,185 for the years ended May 31, 2019 and 2018, respectively.

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

Options granted pursuant to the plans are exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value.

As of May 31, 2019, there were 535,000 and 2,680,000 shares available for grant under the 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2019. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2019	2018
Risk-free interest rate	N/A	2.07% - 2.9%
Expected life in years	N/A	10
Volatility	N/A	425.9% - 438.5%
Expected dividend yield	N/A	$0
Exercise Price	N/A	$0.10

The following table summarizes stock option activity and related information for the years ended May 31, 2019:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance May 31, 2017	7,015,000	$0.10	8.6	0.00
Option granted	3,470,000	0.10
Options cancelled / expired	(3,000,000)	0.10
Options exercised	–	–
Balance May 31, 2018	7,485,000	$0.10	7.8	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance May 31, 2019	7,465,000	$0.10	7.07	0.00

Exercisable at May 31, 2019	7,115,000	$0.10	7.07	0.00

The following table summarized information pertaining to unvested stock options for the years ended May 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2017	548,333	$0.139
Granted	3,470,000	0.078
Vested	(3,343,333)	0.081
Exercised / forfeited	–	–
Unvested at May 31, 2018	675,000	$0.112
Granted	–	–
Vested	(325,000)	0.11
Exercised / forfeited	–	–
Unvested at May 31, 2019	350,000	$0.113

As of May 31, 2019, the Company had $24,058 of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized in July 2019.

The Company issues new stock when options are exercised.

NOTE 6 - COMMON STOCK

The Company may issue up to 100,000,000 shares of $.001 par value common stock. As of May 31, 2019, the Company had 74,280,354 of common shares outstanding.

During the year ended May 31, 2019 and 2018, the company granted 7,851,500 and 2,531,250 restricted shares of the Company’s common stock at $0.04 per share in payment for services provided to the Company, for total non-cash expense of $174,060 and $101,239. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

During the year ended May 31, 2018, the Company bought back 100,000 shares of its stock. The shares have been credited to the treasury stock account at cost of $9,093.

NOTE 7 - WARRANTS

The following table summarizes warrant activity during the years ended May 31, 2019 and 2018. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding May 31, 2017	35,611,204	$0.09
Issued	–	–
Canceled / exercised	(2,601,747)	0.09
Expired	–	–
Outstanding May 31, 2018	33,009,457	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,112,500)	0.07
Outstanding May 31, 2019	12,896,957	$0.11

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company.

The following tables summarizes outstanding warrants as of May 31, 2019, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.06 - $0.08	3,576,957	$0.07	0.95
$0.09 - $0.14	6,320,000	$0.11	4.88
$0.15 - $0.21	3,000,000	$0.16	6.31

Total Outstanding May 31, 2019	12,896,957

NOTE 8 - PREFERRED STOCK

The Company did not issue any preferred stock during the year ended May 31, 2019. During the year ended May 31, 2018 the company sold 290,000 shares of Series A preferred stock to a related party for total proceeds of $14,500. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 9 - INCOME TAXES

As of May 31, 2019, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $10,709,000 that may be offset against future taxable income. The carryforwards of $10,614,000 generated prior to fiscal year 2019 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in fiscal 2019, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

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

Deferred tax assets of the Company are as follows:

	2019	2018
Loss carryforwards	$2,205,000	$2,163,000
Stock compensation expense	169,000	79,000
Mineral property amortization	31,000	4,000
Deferred tax asset	2,405,000	2,246,000

Less valuation allowance	(2,405,000)	(2,246,000)
Deferred tax asset recognized	$–	$–

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2019	2018
Computed expected tax benefit (liability)	$(59,103)	$(233,517)
Permanent differences	30,259	63,492
Other	36,844	(2,833,975)
Change in valuation allowance	(8,000)	3,054,000
Income tax provision	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016.

NOTE 10 - RELATED PARTY TRANSACTIONS

For each of the years ended May 31, 2019 and 2018, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. For the years ended May 31, 2019 and 2018, Mr. Black was paid fees in the amount of $53,298 and $0, respectively. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the years ended May 31, 2019 and 2018, Mr. Robert Coale, Chairman of the Board, received 250,000 and 281,250 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000 and $11,239, respectively. For the years ended May 31, 2019 and 2018, Mr. Coale was paid fees in the amount of $11,303 and $7,586, respectively. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the years ended May 31, 2019 and 2018, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 and 2,000,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060 and $80,000, respectively. For the years ended May 31, 2019 and 2018, Mr. Newton was paid fees in the amount of $160,684 and $144,199, respectively. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

During the year ended May 31, 2018, the company sold 290,000 shares of Series A preferred stock to Mr. Newton for total proceeds of $14,500.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director will now be paid fees of $70,000 per calendar year. Each director term is three years. As of May 31, 2019, the fees for January through May of $29,167 for Mr. Coale and Mr. Black are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $29,167 for 2019, recorded as Directors Fees Expense, and the fees for the remainder of calendar year 2019 and calendar years 2020 and 2021 are recorded as Prepaid Expenses, in the amount of $180,833. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

During the year ended May 31, 2018, the Company acquired 2,000,000 shares of common stock of Strata Power Corporation (“Strata”) through a series of private placements for a total cost of $197,442 (CDN $253,088) as an investment in lithium mining extraction technologies. The purchase was accounted for as a marketable security in available for sale securities. Strata is a related party through Trevor Newton, who is President and a member the Board of Directors of both Patriot and Strata. Management has considered the guidance that is used to evaluate whether the Company has significant influence over Strata and has determined that no such significant influence exists.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following.

Change in fiscal year-end

The Company has elected to change its fiscal year-end to December 31. As a result, the next annual reporting period will be for the seven months ended December 31, 2019.

2019 Stock Option Plan

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019. The 2019 Plan reserves and makes available for grant up to 9,500,000 of common stock shares. No option can be granted under the plan 10 years after the plan inception date. Options granted to officers under the plan may be incentive stock options or non-qualified stock options. Options granted to directors, consultants, and advisors of the Company (whether or not employees of the Company) are limited to non-qualified stock options.

The plan is administered by the Board of Directors or a committee designated by the Board of Directors. Subject to specified limitations, the Board of Directors or the Committee has full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

Options granted pursuant to the plan is exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: August 29, 2019	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	August 29, 2019

/s/ Robert Coale Robert Coale	Director	August 29, 2019

/s/ Zachary Black Zachary Black	Director	August 29, 2019

28