Form 10-Q
period 2019-09-30
PATRIOT GOLD CORP
filed 2019-11-14
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,380,354 shares of common stock, $0.001 par value, issued and outstanding as of November 13, 2019.

TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 (Unaudited)	2

	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 (Unaudited)	3

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2019 and the year ended December 31, 2018 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5

	Condensed Notes to (Unaudited) Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II-	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors (not applicable)	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

i

PART I

FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING EXHIBITS HERETO, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “ESTIMATES,” “MAY,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$201,354	$115,753
Marketable securities	123,679	167,617
Royalties receivables	435,934	244,678
Prepaid expenses	169,500	9,066
Total current assets	930,467	537,114

Noncurrent assets:
Royalty interest – related party (see Note 4)	300,000	110,000
Note receivable – related party, net (see Note 7)	705,000	–
Total long-term assets	1,005,000	110,000

Total assets	$1,935,467	$647,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,726	$139,832
Accounts payable and accrued liabilities – related parties	202,045	14,938
Total current liabilities	225,771	154,770

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at September 30, 2019 and December 31, 2018, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at September 30, 2019 and December 31, 2018, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 and 58,408,854 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	74,380	58,409
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,871,087	28,815,798
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(28,210,607)	(28,356,699)
Total stockholders' equity	1,709,696	492,344

Total liabilities and stockholders' equity	$1,935,467	$647,114

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$435,934	$201,909	$973,271	$293,472

Expenses:
Mineral costs	89,168	274,382	126,396	267,663
Consulting expense	78,356	42,631	249,006	173,538
Stock based compensation	24,058	–	149,260	374,424
Directors Fees	52,500	–	157,500	–
General and administrative	37,529	42,102	120,530	128,127
Total operating expense	281,611	359,115	802,692	943,752

Net income (loss) from operations	154,323	(157,206)	170,579	(650,280)

Other income (expense):
Unrealized holding gain (loss) on marketable securities	10,099	(75,464)	(25,663)	(74,576)
Currency exchange	1,113	(3,465)	2,988	(295,600)
Realized loss on sale of marketable securities	–	–	(1,894)	–
Other miscellaneous income	28	10	82	12,260
Total other income (expense)	11,240	(78,919)	(24,487)	(357,916)

Net income (loss)	$165,563	$(236,125)	$146,092	$(1,008,196)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.02)
Income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.02)

Weighted average shares outstanding - basic	74,316,224	57,679,687	68,309,830	57,679,687
Weighted average shares outstanding - diluted	74,355,625	57,679,687	68,349,232	57,679,687

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Capital	Income	Deficit	Total
For the 3 months ended September 30, 2018
Balance June 30, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,085,245)	$763,798

Net income	–	–	–	–	–	–	–	–	–	(236,125)	(236,125)

Balance September 30, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,321,370)	$527,673

For the 9 months ended September 30, 2018
Balance December 31, 2017	–	$–	-	$-	55,877,604	$55,878	$-	$28,429,695	$(16,361)	$(27,313,174)	$1,156,038

Common stock options grants	-	-	-	-	-	-	-	273,174	-	-	273,174

Sale of preferred stock	-	-	290,000	290	-	-	-	14,210	-	-	14,500

Issuance of restricted common stock	-	-	-	-	2,531,250	2,531	-	98,719	-	-	101,250

Treasury stock	-	-	-	-	-	-	(9,093)	-	-	-	(9,093)

Net income	-	-	-	-	-	-	-	-	-	(1,008,196)	(1,008,196)

Balance September 30, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,321,370)	$527,673

For the 3 months ended September 30, 2019
Balance June 30, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,376,170)	$1,515,075

Issuance of restricted common stock	–	–	–	–	100,000	100	–	4,900	–	–	5,000

Vesting of stock options	–	–	–	–	–	–	–	24,058	–	–	24,058

Net income	–	–	–	–	–	–	–	–	–	165,563	165,563

Balance September 30, 2019	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,871,087	$(16,361)	$(28,210,607)	$1,709,696

For the 9 months ended September 30, 2019
Balance December 31, 2018			290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,356,699)	$492,344
Exercise of warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000

Exercise of stock options	–	–	–	–	20,000	20	–	1,980	–	–	2,000

Issuance of restricted common stock	–	–	–	–	7,951,500	7,951	–	311,109	–	–	319,060

Vesting of stock options	-	-	-	-	-	-	-	45,200	-	-	45,200

Net income	–	–	–	–	–	–	–	–	–	146,092	146,092

Balance September 30, 2019	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,871,087	$(16,361)	$(28,210,607)	$1,709,696

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Net Income (Loss)	$146,092	$(1,008,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense of stock options	45,200	273,185
Restricted Common stock issued for services	161,560	101,239
Fair value adjustment for marketable securities	23,104	371,645
Change in operating assets and liabilities:
Royalties receivables	(191,255)	(201,909)
Prepaid expenses	(2,935)	3,304
Accounts payable and accrued liabilities	(116,105)	209,362
Accounts payable and accrued liabilities – related parties	187,107	–
Net cash flows provided by (used in) operating activities	252,768	(251,370)

Cash flows from investing activities:
Purchase of royalty interest – related party	(190,000)	(30,000)
Proceeds from the sale of marketable securities	20,833	3,401
Purchase of marketable securities	–	(100,000)
Net cash flows used in investing activities	(169,167)	(126,599)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	–
Proceeds from sale of preferred stock	–	14,500
Purchase of treasury stock	–	(9,093)
Net cash flows provided by financing activities	2,000	5,407

Net increase (decrease) in cash	85,601	(372,562)
Cash, beginning of period	115,753	634,428
Cash, end of period	$201,354	$261,866

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$705,000	$–
Issuance of restricted stock for prepaid director fees	$210,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Unaudited

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

Subsequent to the Company’s most recent fiscal year-end of May 31, 2019, the Company elected to change its fiscal year-end to coincide with a calendar year-end of December 31, 2019. All information related to the periods ended September 30, 2018 and December 31, 2018 are unaudited.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from the Moss royalty, given the Moss mine is now in production; (b) the Company’s marketable securities are relatively liquid; (c) the Company believes it can raise additional funds if needed to support our business plan, although there can be no assurance that the Company can raise any additional funds, or if it can, that such funds will be on terms acceptable to the Company.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2019.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of September 30, 2019, and December 31, 2018, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of September 30, 2019, and December 31, 2018, the Company has no investments classified as available for sale.

The Company’s short-term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Power Corporation (“Strata”) stock. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Property sale. The Company purchased Strata common stock through multiple private placement offerings as an investment in lithium mining extraction technologies (see Note 9).

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management (“BLM”) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets. As of September 30, 2019, and December 31, 2018, there were no reclamation deposits recorded.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended September 30,
	2019	2018
Numerator:
Net income (loss) available to common stockholders	$146,092	$(1,008,196)

Denominator:
Weighted-average shares, basic	68,309,830	57,679,687
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	39,402	–
Weighted-average shares diluted	68,349,232	57,679,687

Net income (loss) per common share, basic	$0.00	$(0.02)
Net income (loss) per common share, diluted	$0.00	$(0.02)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	For the period ended September 30,
	2019	2018
Common stock equivalents:
Stock options	7,465,000	7,485,000
Stock warrants	11,460,000	32,246,957
Total	18,925,000	39,731,957

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at September 30, 2019 and December 31, 2018, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at September 30, 2019 and December 31, 2018 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	September 30, 2019		December 31, 2018
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$123,679	$123,679	$167,617	$167,617

Revenue Recognition

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss gold/silver mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

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

Income Taxes

The Company follows ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on it consolidated financial statements.

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

As of September 30, 2019, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the nine months ended September 30, 2019 and 2018, the Company incurred exploration expenses of $0 and $(665) on the Vernal property, respectively.

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

As of September 30, 2019, the company has incurred approximately $616,143 of exploration expenses on the Windy Peak Property, and $124,056 and $239,917 were spent for the nine months ended September 30, 2019 and 2018, respectively.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of September 30, 2019, the company has incurred approximately $31,472 of fees and exploration expenses on the Rainbow Mountain Property, and $2,160 and $28,412 were spent for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Gold/Silver Mine in Arizona. For the nine months ended September 30, 2019 and 2018, the Company earned royalties of $973,271 and $293,472, respectively. As of September 30, 2019 and December 31, 2018, the Company had Royalties Receivables of $435,934 and 244,678, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of September 30, 2019, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of September 30, 2019, $240,000 has been paid, and the remaining $60,000 will be paid in installments through March 30, 2020 and is reflected in Accounts Payable and Accrued Liabilities – Related Parties. As of September 30, 2019, no royalties have yet been earned.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $45,200 and $273,185 for the nine months ended September 30, 2019 and 2018, respectively.

The 2019 Plan, the 2014 Plan, the 2012 Plan and the 2005 Plan reserve and make available for grant common stock shares of up to 9,500,000, 5,000,000, 3,900,000 and 2,000,000, respectively. In November 2015, the 2005 Stock Option Plan expired so that no share may be granted pursuant to this Plan. No option can be granted under the plans 10 years after the plan inception date.

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

As of September 30, 2019, there were 9,500,000, 535,000 and 2,680,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

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

	2019	2018
Risk-free interest rate	N/A	2.07% - 2.9%
Expected life in years	N/A	10
Volatility	N/A	425.9% - 438.5%
Expected dividend yield	N/A	$0
Exercise Price	N/A	$0.10

The following table summarizes stock option activity and related information for the period ended September 30, 2019:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2017	5,915,000	$0.10	8.04	0.00
Option granted	1,570,000	0.10
Options cancelled / expired	–	–
Options exercised	–	–
Balance December 31, 2018	7,485,000	$0.10	7.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance September 30, 2019	7,465,000	$0.10	6.74	0.00

Exercisable at September 30, 2019	7,465,000	$0.10	6.74	0.00

The following table summarized information pertaining to unvested stock options for the period ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	675,000	$0.112
Granted	–	–
Vested	(325,000)	0.110
Exercised / forfeited	–	–
Unvested at December 31, 2018	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at September 30, 2019	–	$–

The Company issues new stock when options are exercised.

NOTE 6 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of September 30, 2019, the Company had 74,380,354 of common shares outstanding.

During the three months ended September 30, 2019, the Company granted 100,000 restricted shares of the Company’s common stock at $0.05 per share to an unrelated third party as partial payment for the acquisition of exploration data, for a total non-cash expense of $5,000. In addition, during the nine months ended September 30, 2019 and 2018, the company granted 7,851,500 and 2,531,250 restricted shares of the Company’s common stock at $0.04 per share in payment for services provided to the Company, for total non-cash expense of $174,060 and $101,239. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

During the year ended December 31, 2018, the Company bought back 100,000 shares of its stock. The shares have been credited to the treasury stock account at cost of $9,093.

NOTE 7 - WARRANTS

The following table summarizes warrant activity during the period ended September 30, 2019. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2017	33,009,457	$0.09
Issued	–	–
Canceled / exercised	(562,500)	0.12
Expired	–	–
Outstanding December 31, 2018	32,446,957	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,786,957)	0.06
Outstanding September 30, 2019	11,660,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. This receivable has been reviewed for collectability by management and has determined no allowance is necessary.

The following tables summarizes outstanding warrants as of September 30, 2019 all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	2,340,000	$0.08	1.11
$0.09 - $0.14	6,320,000	$0.11	4.54
$0.15 - $0.21	3,000,000	$0.16	5.97

Total Outstanding September 30, 2019	11,660,000

NOTE 8 - PREFERRED STOCK

During the year ended December 31, 2018 the company sold 290,000 shares of Series A preferred stock to a related party for total proceeds of $14,500. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

For each of the nine months ended September 30, 2019 and 2018, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. For the nine months ended September 30, 2019 and 2018, Mr. Black was paid fees in the amount of $32,530 and $9,124, respectively. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement.

For the nine months ended September 30, 2019 and 2018, Mr. Robert Coale, Chairman of the Board, received 250,000 and 281,250 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000 and $11,239, respectively. For the nine months ended September 30, 2019 and 2018, Mr. Coale was paid fees in the amount of $29,167 and $11,303, respectively. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement.

For the nine months ended September 30, 2019 and 2018, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 and 2,000,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060 and $80,000, respectively. For the nine months ended September 30, 2019 and 2018, Mr. Newton was paid fees in the amount of $161,313 and $116,168, respectively. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement.

During the year ended December 31, 2018, the company sold 290,000 shares of Series A preferred stock to Mr. Newton for total proceeds of $14,500.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director will now be paid fees of $70,000 per calendar year. Each director term is three years. As of September 30, 2019, the fees for January through September of $52,500 for Mr. Coale and Mr. Black are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $52,500 for the nine months ended September 30, 2019, recorded as Directors Fees Expense, and the fees for the remainder of calendar year 2019 and calendar years 2020 and 2021 are recorded as Prepaid Expenses, in the amount of $157,500. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

As discussed in Note 7 above, in April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. This receivable has been reviewed for collectability by management and has determined no allowance is necessary.

During the year ended December 31, 2018, the Company acquired 1,000,000 shares of common stock of Strata Power Corporation (“Strata”) through a series of private placements for a total cost of $100,000 as an investment in lithium mining extraction technologies. The purchase was accounted for as a marketable security in available for sale securities. Strata is a related party through Trevor Newton, who is President and a member the Board of Directors of both Patriot and Strata. Management has considered the guidance that is used to evaluate whether the Company has significant influence over Strata and has determined that no such significant influence exists.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for FY 2019 after payment of accounts payable outstanding at September 30, 2019. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018

During the three months ended September 30, 2019 and 2018, we had revenues of $435,934 and $201,909, respectively, resulting from the Moss royalty. During the nine months ended September 30, 2019 and 2018, we had revenues of $973,271 and $293,472, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended September 30, 2019 was $165,563 compared to net loss of $236,125 for the three months ended September 30, 2018. Net profit for the nine months ended September 30, 2019 was $146,092 compared to net loss of $1,008,196 for the nine months ended September 30, 2018. The change in profitability is primarily due to the $973,271 of royalty revenue received from the Moss Gold/Silver mine, compared to $293,472 in the prior year. In addition, the net profit is comprised of an approximate $141,000 decrease in mineral and exploration expenses, a $225,000 decrease in stock-based compensation and a $333,000 decrease in the unrealized holding loss on marketable securities. This was offset by an approximate $157,000 increase of director fees, and an approximate $75,000 increase of consulting expense.

For the three months ended September 30, 2019 and 2018, mineral and exploration expenses were $89,168 and $274,382, respectively. For the nine months ended September 30, 2019 and 2018, mineral and exploration expenses were $126,396 and $267,663, respectively for an approximate $141,000 decrease. The decrease in 2019 is primarily due to $152,000 of drilling expenditures on the Windy Peak project incurred in 2018.

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $37,529 and $42,102, respectively. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $120,530 and $128,127, respectively, for an approximate $8,000 decrease.

For the three months ended September 30, 2019 and 2018, other income (expenses) were $11,240 and ($78,919), respectively. For the nine months ended September 30, 2019 and 2018, other expenses were $24,487 and $357,916, respectively. The change in other income/expense is due to an approximated $333,000 decrease in unrealized holding losses on marketable securities.

Change in Fiscal Year-end

Subsequent to the Company’s most recent fiscal year-end of May 31, 2019, the Company elected to change its fiscal year-end to coincide with a calendar year-end of December 31, 2019. The operations related to the period from June 1, 2019 to September 30, 2019 are as follows:

Consolidated Statement of Operations

	For the one month ended June 30, 2019	For the three months ended September 30, 2019	For the four months ended September 30, 2019

Revenues	$108,590	$435,934	$544,524

Expenses:
Mineral costs	3,293	89,168	92,461
Consulting expense	25,928	78,356	104,284
Stock based compensation	-	24,058	24,058
Directors Fees	17,500	52,500	70,000
General and administrative	19,365	37,529	56,894
Total operating expense	66,086	281,611	347,697

Net income from operations	42,504	154,323	196,827

Other income (expense):
Unrealized holding gain (loss) on marketable securities	-	10,099	10,098
Currency exchange	(31)	1,113	1,082
Realized loss on sale of marketable securities	-	-	-
Other miscellaneous income	7	28	35
Total other income (expense)	(24)	11,240	11,216

Net income	$42,480	$165,563	$208,043

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.00	$0.00
Income per common share - diluted	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	74,280,354	74,316,224	74,307,403
Weighted average shares outstanding - diluted	74,280,354	74,316,224	74,307,403

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A						Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Additional	Other
		Par		Par		Par	Treasury	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Shares	Value	Stock	Capital	Income	Deficit	Total
For the 4 months ended September 30, 2019
	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,418,650)	$1,472,595

Issuance of restricted common stock	–	–	–	–	100,000	100	–	4,900	–	–	5,000

Vesting of stock options	–	–	–	–	–	–	–	24,058	–	–	24,058

Net income	–	–	–	–	–	–	–	–	–	208,043	208,043

Balance September 30, 2019	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,871,087	$(16,361)	$(28,210,607)	$1,709,696

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Four Months Ended September 30, 2019

Net Income	$208,043
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	24,058
Restricted Common stock issued for services	5,000
Fair value adjustment for marketable securities	(11,407)
Change in operating assets and liabilities:
Other receivables	(145,826)
Prepaid expenses	15,333
GST receivable	108
Accounts payable and accrued liabilities	(70,915)
Accounts payable and accrued liabilities – related parties	63,610
Net cash flows provided by operating activities	88,004

Net cash flows used in investing activities	–

Net cash flows provided by financing activities	–

Net increase in cash	88,004
Cash, beginning of period	113,350
Cash, end of period	$201,354

Supplemental disclosure of cash paid for:
Interest	$–
Income taxes	$–

Liquidity and Capital Resources

We had total assets of $1,935,467 at September 30, 2019 consisting primarily of $201,354 of cash, $123,679 of marketable securities, $435,934 of other receivables, $169,500 of Prepaid Expenses, a $300,000 royalty interest, and a note receivable for $705,000. We had total liabilities of $225,771 at September 30, 2019, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2020:

•	$350,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was $252,769 and ($251,370) for the nine months ended September 30, 2019 and 2018, respectively. The $504,139 increase in cash provided by operations was primarily due to the increase in royalty revenue.

Investing activities for the nine months ended September 30, 2019 and 2018 used cash of $169,167 and $126,599, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities. Cash used in 2018 related to the purchase of a royalty interest and marketable securities.

Financing activities during the nine months ended September 30, 2019 and 2018 generated cash of $2,000 and $5,407, respectively. During the nine months ended September 30, 2019, we generated cash of $2,000 from the exercise of stock options. During the nine months ended September 30, 2018, we issued Series A Preferred Stock generating cash of $14,500 which was offset by the purchase of treasury stock for $9,093. For further information regarding common stock activity see Note 6 - Common Stock in the financial statements included in this 10-Q filing.

Management estimates that the Company will not need additional funding for the next twelve months.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

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

Revenue Recognition

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss gold/silver mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2019.

Deferred Taxes

The Company follows ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls

During the quarter covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2019 PATRIOT GOLD CORP. By: /s/ Trevor Newton Trevor Newton Chief Executive Officer and President

