Form 10-KT
period 2019-12-31
PATRIOT GOLD CORP
filed 2020-03-26
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2019 to December 31, 2019

Commission file number: 0–32919

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

The issuer’s revenues for the transition period of June 1, 2019 – December 31, 2019 were $881,714.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2019 was approximately $2,542,012.

The number of shares of the issuer’s common stock issued and outstanding as of March 20, 2020 was 74,280,354 shares.

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

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not a guarantee of future performance and involve risk, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

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

On May 23, 2017, the Company caused the incorporation of a wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On January 17, 2018, the Company designated 13,500,000 shares of the authorized and unissued preferred stock of the company as “Series A Preferred Stock” by filing an Amended and Restated Certificate of Designation with the Secretary of State of Nevada.

On May 7, 2018, our wholly owned subsidiary, Provex Resources Inc., changed its name to Goldbase, Inc. (“Goldbase”) under the laws of Nevada.

On June 27, 2019, the Company approved a change in fiscal year end from May 31 to December 31.

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

Financing

There were no financing activities undertaken by the Company during the seven months ended December 31, 2019. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

On May 23, 2017, the Company caused the incorporation of a wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On May 7, 2018, our wholly owned subsidiary, Provex Resources Inc., changed its name to Goldbase, Inc. (“Goldbase”) under the laws of Nevada.

On June 27, 2019, the Company approved a change in fiscal year end from May 31 to December 31.

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

Our property holdings as of December 31, 2019 consist of the Vernal Property, Windy Peak Property and Rainbow Mountain Property.

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

Current Exploration

The Company has been conducting an ongoing exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. The Company initiated drilling in the summer of 2018, and this program extended into October 2018. Further drilling was completed in December 2019. Exploration on the project is ongoing. The Company recognizes that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

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

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE for calendar year 2019 is $.05 (CDN).

Holders

On December 31, 2019, there were approximately eighty (80) holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued or exercised during the seven months ending December 31, 2019. There were 1,236,957 warrants that were cancelled or expired. For further information, see Note 7 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised, cancelled or expired during the seven months ending December 31, 2019. For further information, see Note 5 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2019, the end of the seven-month transition period, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,780,000	$0.10	-
2012 Stock Option Plan	1,220,000	$0.10	2,680,000
2014 Stock Option Plan	4,465,000	$0.10	535,000
2019 Stock Option Plan	-	-	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2019:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the seven months ended December 31, 2019.

Stock-Based Compensation

Prior to 2019, Board members were not paid director fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties and managing its corporate affairs. Based upon the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director will now be paid fees of $70,000 per calendar year. Each director term is three years. Mr. Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, opted to receive restricted shares of the Company instead of receiving cash for his director fees, totaling 5,250,000 shares of restricted common stock for his three-year director term, beginning January 1, 2019. The shares were valued at $0.04 for total non-cash expense of $40,833 for June to December 2019, and the fees for the remainder of the three-year term are recorded as Prepaid Expenses, in the amount of $140,000. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for fiscal year 2020 after payment of accounts payable outstanding at December 31, 2019. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the seven-month period ending December 31, 2019, we continued our evaluation work on our Vernal project and Windy Peak project and began evaluation work on our Rainbow Mountain project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2020.

Results of Operations

The Seven Months Ended December 31, 2019 compared to the Seven Months Ended December 31, 2018 and the Twelve Months Ended May 31, 2019 compared to the Twelve Months Ended May 31, 2018

During the seven months ended December 31, 2019 and 2018, we had revenues of $881,714 and $436,033, respectively, resulting from the Moss royalty. During the years ended May 31, 2019 and 2018, we had revenues of $864,779 and $46,504, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the seven months ended December 31, 2019 was $301,615 compared to net loss of $219,492 for the seven months ended December 31, 2018, for an approximate $521,000 increase in net income. The increase in the net income is primarily due to the $881,714 of royalty revenue received from the Moss Gold/Silver mine, compared to $436,033 in the seven months ended December 31, 2018. In addition, the net income is comprised of an approximate $151,000 increase in unrealized gain(loss) on marketable securities, an approximate $123,000 increase of director fees, and an approximate $62,000 increase of consulting expense. This was offset by a decrease of $170,000 in the mineral and exploration expenses.

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

For the seven months ended December 31, 2019 and 2018, mineral and exploration expenses were $219,890 and $389,781, respectively, for an approximate $170,000 decrease, primarily due to expenditures on the Windy Peak project. For the years ended May 31, 2019 and 2018, mineral and exploration expenses were $423,716 and $62,804, respectively, for an approximate $361,000 increase. The increase is primarily due to expenditures on the Windy Peak project.

For the seven months ended December 31, 2019 and 2018, general and administrative expenses were $87,774 and $41,320, respectively, for an approximate $46,000 increase. For the years ended May 31, 2019 and 2018, general and administrative expenses were $104,955 and $134,253, respectively, for an approximate $29,000 decrease.

For the seven months ended December 31, 2019 and 2018, other income (expense) was $45,783 and ($114,386), respectively. The change in other income (expense) is due to an approximated $151,000 increase in unrealized holding gains (losses) on marketable securities. For the years ended May 31, 2019 and 2018, other expense was $150,090 and $302,838, respectively. The change in other income (expense) is due to an approximated $158,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $1,322,592 at December 31, 2019 consisting primarily of $228,250 of cash, $158,282 of marketable securities, $487,060 of royalty receivables and $149,000 of prepaid expenses. We had total liabilities of $229,324 at December 31, 2019, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2020:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was $114,900 and ($211,236) for the seven months ended December 31, 2019 and 2018, respectively. The $326,136 increase in cash provided by (used in) operations was primarily due to the increase in royalty revenue. Cash used in operations was $46,471 and $399,915 for the years ended May 31, 2019 and 2018, respectively. The $353,444 decrease in cash used in operations was primarily due to the increase in royalty revenue.

Investing activities for the seven months ended December 31, 2019 and 2018 used cash of $0 and $57,780, respectively. Cash used in the seven months ended December 31, 2018 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities. Investing activities for the years ended May 31, 2019 and 2018 used cash of $226,947 and $197,422, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities. Cash used in 2018 related to the purchase of marketable securities.

Financing activities during the seven months ended December 31, 2019 and 2018 were $0 and $0, respectively. Financing activities during the years ended May 31, 2019 and 2018 generated cash of $2,000 and $5,407, respectively. During the year ended May 31, 2019, we generated cash of $2,000 from the exercise of stock options. During the year ended May 31, 2018, we issued Series A Preferred Stock generating cash of $14,500 which was offset by the purchase of treasury stock for $9,093. For further information regarding common stock activity see Note 6 - Common Stock in the financial statements included in this 10-K filing.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2019, and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the seven months ended December 31, 2019, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	79	June 23, 2003 (1)
Trevor Newton (2)	President, Chief Executive Officer, Secretary Treasurer, and Director	50	October 9, 2014
Zachary Black (3)	Director	39	July 18, 2016

(1) Mr. Coale was initially appointed as a Director on June 23, 2003 and on October 13, 2005, Mr. Coale was appointed Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Secretary. On September 12, 2008, Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.

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

Zachary Black is a Resource Geologist with 15 plus years of experience in geological exploration projects, consulting, database management, geotechnical engineering, project management and project engineering. Mr. Black has conducted professionally recognized, innovative work in geo-statistical modelling, and routinely provides his expertise to the mineral industry with regard to geologic modelling, geo-statistical evaluation, mineral resource estimation, and exploration program design and support. He is a Society for Mining, Metallurgy & Exploration Registered Member and is recognized as a Qualified Person for exploration, geology, and mineral resource estimation according to the Canadian National Instrument 43-101 (NI 43-101). Mr. Black has participated in mineral resource projects at many levels of project development, from early exploration through bankable feasibility studies, and has assisted in the preparation of numerous NI 43-101 compliant technical reports. He has conducted site investigations, geologic field mapping and sampling, and data verification as an independent QP for a variety of gold, silver, and multiple commodity projects throughout the world. Mr. Black earned his Bachelor of Science degree in Geological Engineering from the University of Nevada.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the seven months ended December 31, 2019 and 2018 and the twelve months ended May 31, 2019 and 2018 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the periods covered, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2019 and whose total compensation during the periods covered exceeded $100,000; and (iii) up to two additional individuals who served as officers during the periods covered and whose total compensation during those periods exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Trevor Newton	Seven months ended 12/31/19	0	0	40,833	0	0	0	127,464	168,297
	Seven months ended 12/31/18	0	0	0	0	0	0	69,300	69,300

Trevor Newton	12 months ended 5/31/19	0	0	113,227		0	0	160,684	273,911
	12 months ended 5/31/18	0	0	0	157,600	0	0	144,199	301,799

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2019.

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

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the seven months ended December 31, 2019 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	40,833	0	0	0	0	0	40,833
Trevor Newton (2)	0	0	0	0	0	127,464	127,464
Zachary Black (3)	40,833	0	0	0	0	58,350	99,184

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2019, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 74,380,354 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2019 which does not include vested options and warrants.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2019, May 31, 2019 and 2018 is set forth below.

	Seven months ending December 31, 2019		Twelve months ending May 31, 2019	Twelve months ending May 31, 2018
Audit Fees	$14,000		$13,000	$12,000
Audit Related Fees	NIL		NIL	NIL
Tax Fees	$2,500		$1,500	$1,500
All Other Fees	4,000	(1)	NIL	NIL

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

(1)  An agreed upon procedures engagement regarding the Moss Mine Royalty

PART IV

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
23.1	Fruci Consent
31*	Rule 13a-14(a)/15d14(a) Certifications
32*	Section 1350 Certifications

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith

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

(3) Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2012.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. and Subsidiaries (“the Company”) as of December 31, 2019, May 31, 2019, and May 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the seven months ended December 31, 2019 and each of the years in the two-year period ended May 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, May 31, 2019, and May 31, 2018, and the results of its operations and its cash flows for the seven months ended December 31, 2019 and for each of the years in the two-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
March 24, 2020

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	May 31,
	2019	2019	2018
ASSETS
Current assets:
Cash	$228,250	$113,350	$384,768
Marketable securities	158,282	112,272	333,620
Royalty receivables	487,060	290,216	46,504
Prepaid expenses	149,000	184,833	–
Total current assets	1,022,592	700,671	764,892

Long-term assets:
Royalty interest (see Note 4)	300,000	300,000	–
Note receivable	–	705,000	–
Total long-term assets	300,000	1,005,000	–

Total assets	$1,322,592	$1,705,671	$764,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,706	$94,642	$53,056
Accounts payable and accrued liabilities – related parties	210,618	138,434	–
Total current liabilities	229,324	233,076	53,056

Commitments and contingencies	–	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2019, May 31, 2019 and 2018, respectively	–	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2019, May 31, 2019 and 2018, respectively	290	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,280,354, 74,280,354 and 58,408,854 shares issued and outstanding at December 31, 2019, May 31, 2019 and 2018, respectively	74,280	74,280	58,409
Treasury stock (100,000 shares)	(9,093)	(9,093)	(9,093)
Additional paid-in capital	29,161,187	29,842,129	28,815,798
Accumulated other comprehensive income	(16,361)	(16,361)	(16,361)
Accumulated deficit	(28,117,035)	(28,418,650)	(28,137,207)
Total stockholders' equity	1,093,268	1,472,595	711,836

Total liabilities and stockholders' equity	$1,322,592	$1,705,671	$764,892

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Seven Months Ended December 31,		For the 12 Months Ended May 31,
	2019	2018	2019	2018

Revenues	$881,714	$436,033	$864,779	$46,504

Expenses:
Mineral costs	219,890	389,781	423,716	62,804
Consulting expense	172,080	110,037	254,760	237,667
Stock-based compensation	24,058	–	125,202	374,424
Directors fees	122,500	–	87,500	–
General and administrative	87,354	41,320	104,955	134,253
Total operating expense	625,882	541,138	996,133	809,148

Net income (loss) from operations	255,832	(105,106)	(131,354)	(762,644)

Other income (expense):
Unrealized holding gain (loss) on marketable securities	42,986	(108,331)	(144,092)	(302,345)
Currency exchange	2,734	(5,823)	(3,916)	(493)
Realized loss on sale of marketable securities	–	(12,524)	(14,418)	–
Other miscellaneous income	63	12,292	12,336	–
Total other income (expense)	45,783	(114,386)	(150,090)	(302,838)

Net income (loss)	$301,615	$(219,492)	$(281,443)	$(1,065,482)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$0.01	(0.02)	$(0.01)	$(0.02)
Income (loss) per common share - diluted	$0.01	(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic	74,280,354	56,379,402	60,500,206	56,379,402
Weighted average shares outstanding - diluted	74,280,354	56,379,402	60,500,206	56,379,402

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A						Accumulated
	Preferred Stock		Preferred Stock		Common Stock			Additional	Other
		Par		Par		Par	Treasury	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Shares	Value	Stock	Capital	Income	Deficit	Total
Balance May 31, 2017	–	$–	–	$–	55,877,604	$55,878	$–	$28,429,695	$(16,361)	$(27,071,725)	$1,397,487

Common stock option grants	–	–	–	–	–	–	–	273,185	–	–	273,185
Sale of preferred stock	–	–	290,000	290	–	–	–	14,210	–	–	14,500
Issuance of restricted common stock	–	–	–	–	2,531,250	2,531	–	98,708	–	–	101,239
Treasury stock	–	–	–	–	–	–	(9,093)	–	–	–	(9,093)
Net loss	–	–	–	–	–	–	–	–	–	(1,065,482)	(1,065,482)

Balance May 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,137,207)	$711,836

Exercise of warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000
Exercise of stock options	–	–	–	–	20,000	20	–	1,980	–	–	2,000
Issuance of restricted common stock	–	–	–	–	7,851,500	7,851	–	306,209	–	–	316,060
Vesting of stock options								21,142			21,142
Net loss	–	–	–	–	–	–	–	–	–	(281,443)	(281,443)

Balance May 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,418,650)	$1,472,595

Reclassification of Note Receivable	–	–	–	–	–	–	–	(705,000)	–	–	(705,000)
Vesting of stock options	–	–	–	–	–	–	–	24,058	–	–	24,058
Net income	–	–	–	–	–	–	–	–	–	301,615	301,615

Balance December 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9.093)	$29,161,187	$(16,361)	$(28,117,035)	$1,093,268

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 7 Months Ended December 31,		For the Years Ended May 31,
	2019	2018	2019	2018

Net Income (Loss)	$301,615	$(219,492)	$(281,443)	$(1,065,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense of stock options	24,058	–	21,142	273,185
Restricted Common stock issued for services	–	–	174,060	101,239
Fair value adjustment for marketable securities	(46,010)	113,783	148,295	302,345
Change in operating assets and liabilities:
Other receivables	(196,844)	(198,240)	(243,712)	(46,504)
Prepaid expenses	35,833	(9,000)	(44,833)	3,343
Accounts payable and accrued liabilities	(75,935)	76,461	41,586	31,959
Accounts payable and accrued liabilities – related parties	72,183	25,253	138,434	–
Net cash flows provided by (used in) operating activities	114,900	(211,236)	(46,471)	(399,915)

Cash flows from investing activities:
Purchase of royalty interest	–	–	(300,000)	–
Proceeds from the sale of marketable securities	–	52,220	73,053	–
Purchase of marketable securities	–	(110,000)	–	(197,442)
Net cash flows used in investing activities	–	(57,780)	(226,947)	(197,442)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	–	2,000	–
Proceeds from sale of preferred stock	–	–	–	14,500
Purchase of treasury stock	–	–	–	(9,093)
Net cash flows from financing activities	–	–	2,000	5,407

Net increase (decrease) in cash	114,900	(269,015)	(271,418)	(591,950)
Cash, beginning of year	113,350	384,768	384,768	976,718
Cash, end of year	$228,250	$115,753	$113,350	$384,768

Supplemental disclosure of cash paid for:
Interest	$–	$–	$–	$–
Income taxes	$–	$–	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$–	$–	$705,000	$–
Issuance of restricted stock for prepaid director fees	$–	$–	$180,833	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and acquires, explores, and develops natural resource properties. Currently the Company’s mineral operations are primarily focused in Nevada. The Company’s common stock trades on the Canadian Securities Exchange under the symbol PGOL, and also on the Over-The-Counter (“OTCQB”) market under the symbol PGOL.

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

Subsequent to the Company’s most recent fiscal year-end of May 31, 2019, the Company elected to change its fiscal year-end to coincide with a calendar year-end of December 31, 2019. All information related to the seven months ended December 31, 2018 are unaudited.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Goldbase and Patriot Canada. Collectively, they are referred to herein as “the Company”. Inter-company accounts and transactions have been eliminated.

Reclassifications

Certain amounts related to the prior year financial presentation have been reclassified to conform with the presentation as of December 31, 2019.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2019.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2019 or May 31, 2019 and 2018.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of December 31, 2019, and May 31, 2019 and 2018, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses reported in net income. Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of December 31, 2019, and May 31, 2019 and 2018, the Company has no investments classified as available for sale.

The Company’s short-term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Power Corporation (“Strata”) stock. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Property sale. The Company purchased Strata common stock through multiple private placement offerings during the year ended May 31, 2018 (see Note 10).

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Gold/Silver Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of December 31, 2019, and May 31, 2019, and 2018, there was no allowance recorded.

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management (“BLM”) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets. As of December 31, 2019, and May 31, 2019, and 2018, there were no reclamation deposits recorded.

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

As of December 31, 2019, and May 31, 2019, and 2018, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income (loss) from continuing operations.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at December 31, 2019 and May 31, 2019 and 2018, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at December 31, 2019 and May 31, 2019 and 2018 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at		Fair Value Measurement at
	December 31, 2019		May 31, 2019		May 31, 2018
	Using Level 1	Total	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$158,282	$158,282	$112,272	$112,272	$333,620	$333,620

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

As of December 31, 2019, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the seven months ended December 31, 2019 and 2018, the Company incurred exploration expenses of $0 and $1,860 on the Vernal property, respectively. During the years ended May 31, 2019 and 2018, the Company incurred exploration expenses of $1,860 and $2,008 on the Vernal property, respectively.

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

As of December 31, 2019, the Company has incurred approximately $687,209 of exploration expenses on the Windy Peak Property, and $161,367 and $358,610 were spent for the seven months ended December 31, 2019 and 2018, respectively. For the twelve months ended May 31, 2019 and 2018, the Company spent $392,365 and $32,444, respectively.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2019, the company has incurred approximately $88,014 of fees and exploration expenses on the Rainbow Mountain Property, and $58,523 and $29,312 were spent for the seven months ended December 31, 2019 and 2018, respectively. For the twelve months ended May 31, 2019 and 2018, the Company spent $29,492 and $0, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company’s has a 3% net smelter return royalty on the Moss Gold/Silver Mine in Arizona. For the seven months ended December 31, 2019 and 2018, the Company earned royalties of $881,714 and $436,033, respectively. For the years ended May 31, 2019 and 2018, the Company earned royalties of $864,779 and $46,504, respectively. As of December 31, 2019, and May 31, 2019 and 2018, the Company had Royalties Receivables of $487,060, $290,216 and $46,504, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of December 31, 2019, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of May 31, 2019, $220,000 had been paid, and the remaining $80,000 and was reflected in Accounts Payable and Accrued Liabilities. The balance was paid in installments through December 31, 2019. As of December 31, 2019, no royalties have yet been earned.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans were $24,058 and $0 for the seven months ended December 31, 2019 and 2018, respectively. For the twelve months ended May 31, 2019 and 2018, the combined compensation costs were $21,142 and $273,185, respectively.

The 2019 Plan, 2014 Plan, the 2012 Plan and the 2005 Plan reserve and make available for grant common stock shares of up to 9,500,000, 5,000,000, 3,900,000 and 2,000,000, respectively. In November 2015, the 2005 Stock Option Plan expired so that no share may be granted pursuant to this Plan. No option can be granted under the plans 10 years after the plan inception date.

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

As of December 31, 2019, there were 9,500,000, 535,000 and 2,680,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the seven months ended December 31, 2019 or the twelve months ended May 31, 2019. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	12/31/19	5/31/19	5/31/18
Risk-free interest rate	N/A	N/A	2.07% - 2.9%
Expected life in years	N/A	N/A	10
Volatility	N/A	N/A	425.9% - 438.5%
Expected dividend yield	N/A	N/A	$0
Exercise Price	N/A	N/A	$0.10

The following table summarizes stock option activity and related information for the seven months ended December 31, 2019 and the years ended May 31, 2019:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance May 31, 2017	7,015,000	$0.10	8.6	$0.00
Option granted	3,470,000	0.10
Options cancelled / expired	(3,000,000)	0.10
Options exercised	–	–
Balance May 31, 2018	7,485,000	$0.10	7.8	$0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance May 31, 2019	7,465,000	$0.10	7.07	$0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised
Balance December 31, 2019	7,465,000	$0.10	6.48	$0.00

Exercisable at December 31, 2019	7,465,000	$0.10	6.48	$0.00

The following table summarized information pertaining to unvested stock options for the seven months ended December 31, 2019 and the years ended May 31, 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at May 31, 2017	548,333	$0.139
Granted	3,470,000	0.078
Vested	(3,343,333)	0.081
Exercised / forfeited	–	–
Unvested at May 31, 2018	675,000	$0.112
Granted	–	–
Vested	(325,000)	0.110
Exercised / forfeited	–	–
Unvested at May 31, 2019	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at December 31, 2019	–	$–

As of May 31, 2019, the Company had $24,058 of total unrecognized compensation costs related to unvested stock options, which was recognized in July 2019.

The Company issues new stock when options are exercised.

NOTE 6 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2019, the Company had 74,380,354 of common shares outstanding.

During the seven months ended December 31, 2019, no shares of common stock were granted. During the year ended May 31, 2019 and 2018, the company granted 7,851,500 and 2,531,250 restricted shares of the Company’s common stock at $0.04 per share in payment for services provided to the Company, for total non-cash expense of $174,060 and $101,239. The Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares.

During the year ended May 31, 2018, the Company bought back 100,000 shares of its stock. The shares have been credited to the treasury stock account at cost of $9,093.

NOTE 7 - WARRANTS

The following table summarizes warrant activity during the seven months ended December 31, 2019 and the years ended May 31, 2019 and 2018. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding May 31, 2017	35,611,204	$0.09
Issued	–	–
Canceled / exercised	(2,601,747)	0.09
Expired	–	–
Outstanding May 31, 2018	33,009,457	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,112,500)	0.07
Outstanding May 31, 2019	12,896,957	$0.11
Issued	–	–
Canceled / exercised	–	–
Expired	(1,236,957)	0.05
Outstanding December 31, 2019	11,660,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 10 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2019, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of December 31, 2019, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	2,340,000	$0.08	0.86
$0.09 - $0.14	6,320,000	$0.11	4.29
$0.15 - $0.21	3,000,000	$0.16	5.72

Total Outstanding December 31, 2019	11,660,000

NOTE 8 - PREFERRED STOCK

The Company did not issue any preferred stock during the seven months ended December 31, 2019 or the year ended May 31, 2019. During the year ended May 31, 2018 the company sold 290,000 shares of Series A preferred stock to a related party for total proceeds of $14,500. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 9 - INCOME TAXES

As of December 31, 2019, the Company had a net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $10,000,000 that may be offset against future taxable income. The carryforwards of $10,614,000 generated prior to fiscal year 2019 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in fiscal 2019, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

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

Deferred tax assets of the Company are as follows:

	12/31/19	5/31/19	5/31/18
Loss carryforwards	$2,100,000	$2,205,000	$2,163,000
Stock compensation expense	174,000	169,000	79,000
Mineral property amortization	44,000	31,000	4,000
Deferred tax asset	2,318,000	2,405,000	2,246,000

Less valuation allowance	(2,318,000)	(2,405,000)	(2,246,000)
Deferred tax asset recognized	$–	$–	$–

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	12/31/19	5/31/19	5/31/18
Computed expected tax benefit (liability)	$63,339	$(59,103)	$(233,517)
Permanent differences	9,102	30,259	63,492
Other	14,559	36,844	(2,833,975)
Change in valuation allowance	(87,000)	(8,000)	3,054,000
Income tax provision	$–	$–	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016.

NOTE 10 - RELATED PARTY TRANSACTIONS

For each of the years ended May 31, 2019 and 2018, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the seven months ended December 31, 2019 and 2018, Mr. Black was paid fees in the amount of $58,350 and $51,894, respectively. For the years ended May 31, 2019 and 2018, Mr. Black was paid fees in the amount of $53,298 and $0, respectively. In addition, for the seven months ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense in the amount of $24,058 and $0, respectively, related to the vesting of Mr. Black’s stock options. For the twelve months ended May 31, 2019 and 2018, the Company recognized stock-based compensation expense in the amount of $21,142 and $0, respectively, related to the vesting of Mr. Black’s stock options.

For the years ended May 31, 2019 and 2018, Mr. Robert Coale, Chairman of the Board, received 250,000 and 281,250 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000 and $11,239, respectively. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the seven months ended December 31, 2019 and 2018, Mr. Coale was paid fees in the amount of $0 and $11,303, respectively. For the years ended May 31, 2019 and 2018, Mr. Coale was paid fees in the amount of $11,303 and $7,586, respectively.

For the years ended May 31, 2019 and 2018, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 and 2,000,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060 and $80,000, respectively. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the seven months ended December 31, 2019 and 2018, Mr. Newton was paid fees in the amount of $127,464 and $69,300, respectively. For the years ended May 31, 2019 and 2018, Mr. Newton was paid fees in the amount of $160,684 and $144,199, respectively.

During the year ended May 31, 2018, the company sold 290,000 shares of Series A preferred stock to Mr. Newton for total proceeds of $14,500.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director will now be paid fees of $70,000 per calendar year. Each director term is three years. As of December 31, 2019, the fees of $70,000 for Mr. Coale and Mr. Black are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $40,833 for the seven months ended December 31, 2019 and $29,167 for year ended May 31, 2019, recorded as Directors Fees Expense. The fees for the remainder of calendar years 2020 and 2021 are recorded as Prepaid Expenses, in the amount of $140,000. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2019, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss mine royalties. For the seven months ended December 31, 2019 and 2018, consulting fees were paid in the amount of $35,631 and $0, respectively. For the years ended May 31, 2019 and 2018, consulting fees were paid in the amount of $32,450 and $0, respectively.

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

PATRIOT GOLD CORP.

Dated: March 26, 2020	By: /s/ Trevor Newton
Name: Trevor Newton
Title: Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	March 26, 2020

/s/ Robert Coale Robert Coale	Director	March 26, 2020

/s/ Zachary Black Zachary Black	Director	March 26, 2020

28