Form 10-Q
period 2020-03-31
PATRIOT GOLD CORP
filed 2020-05-14
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,280,354 shares of common stock, $0.001 par value, issued and outstanding as of May 12, 2020.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$255,262	$228,250
Marketable securities	77,443	158,282
Royalties receivables	632,153	487,060
Prepaid expenses	128,500	149,000
Total current assets	1,093,358	1,022,592

Noncurrent assets:
Royalty interest – related party (see Note 4)	300,000	300,000
Total long-term assets	300,000	300,000

Total assets	$1,393,358	$1,322,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,399	$18,706
Accounts payable and accrued liabilities – related parties	196,061	210,618
Total current liabilities	238,460	229,324

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at March 31, 2020 and December 31, 2019, respectively	—	—
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at March 31, 2020 and December 31, 2019, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,280,354 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	74,280	74,280
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,161,187	29,161,187
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(28,055,405)	(28,117,035)
Total stockholders' equity	1,154,898	1,093,268

Total liabilities and stockholders' equity	$1,393,358	$1,322,592

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues	$388,377	$256,666

Expenses:
Mineral costs	83,997	25,008
Consulting expense	64,340	68,419
Directors Fees	52,500	52,500
General and administrative	44,123	28,549
Total operating expense	244,960	174,476

Net income from operations	143,417	82,190

Other income (expense):
Unrealized holding loss on marketable securities	(72,855)	(20,656)
Currency exchange	(8,932)	3,351
Realized loss on sale of marketable securities	—	(1,894)
Other miscellaneous income	—	27
Total other income (expense)	(81,787)	(19,172)

Net income	$61,630	$63,018

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.00
Income per common share - diluted	$0.00	$0.00

Weighted average shares outstanding - basic	74,280,354	58,424,410
Weighted average shares outstanding - diluted	74,280,354	59,642,281

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Capital	Income	Deficit	Total
For the 3 months ended March 31, 2019
Balance December 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,356,699)	$492,344

Exercise of stock options	–	–	–	–	20,000	20	–	1,980	–	–	2,000

Net income	–	–	–	–	–	–	–	–	–	63,018	63,018

Balance March 31, 2019	–	$–	290,000	$290	58,428,854	$58,429	$(9,093)	$28,817,778	$(16,361)	$(28,293,681)	$557,362

For the 3 months ended March 31, 2020
Balance December 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(28,117,035)	$1,093,268

Net income	–	–	–	–	–	–	–	–	–	61,630	61,630

Balance March 31, 2020	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(28,055,405)	$1,154,898

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net Income	$61,630	$63,018
Adjustments to reconcile net income to net cash used in operating activities:
Fair value adjustment for marketable securities	80,839	18,330
Change in operating assets and liabilities:
Royalties receivable	(145,093)	84,275
Prepaid expenses	20,500	3,000
Accounts payable and accrued liabilities	23,693	(66,983)
Accounts payable and accrued liabilities – related parties	(14,557)	142,853
Net cash flows provided by operating activities	27,012	244,492

Cash flows from investing activities:
Purchase of royalty interest – related party	–	(190,000)
Proceeds from the sale of marketable securities	–	20,833
Net cash flows used in investing activities	–	(169,167)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	2,000
Net cash flows provided by financing activities	–	2,000

Net increase in cash	27,012	77,325
Cash, beginning of period	228,250	115,753
Cash, end of period	$255,262	$193,077

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Unaudited

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and anticipates acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking programs in Nevada. The Company’s common stock trades on the Canadian Securities Exchange under the symbol PGOL, and also on the Over-The-Counter (“OTCQB”) market under the symbol PGOL.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2020.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of March 31, 2020, and December 31, 2019, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of March 31, 2020, and December 31, 2019, the Company has no investments classified as available for sale.

The Company’s short-term marketable securities classified as trading securities are comprised of Northern Vertex Mining Corp. and Strata Power Corporation (“Strata”) stock. The Company acquired the Northern Vertex stock on May 26, 2016 as part of the Moss Mine sale. The Company purchased Strata common stock through multiple private placement offerings as an investment in lithium mining extraction technologies (see Note 9).

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of March 31, 2020, and December 31, 2019, there was no allowance recorded.

Reclamation Deposits

Various mining laws and permits require that financial assurances be in place for certain environmental and reclamation obligations. Accordingly, the Company pays cash bonds to the Bureau of Land Management (“BLM”) upon acquisition of mining rights for estimated potential reclamation obligations. Any residual funds after reclamation obligations have been paid, are refunded to the Company. Upon payment of a cash bond, the Company recognizes a reclamation deposit as a long-term asset on its Consolidated Balance Sheets. As of March 31, 2020, and December 31, 2019, there were no reclamation deposits recorded.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended March 31,
	2020	2019
Numerator:
Net income available to common stockholders	$61,630	$63,018

Denominator:
Weighted average shares, basic	74,280,354	58,424,410
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	–	1,217,872
Weighted average shares diluted	74,280,354	59,642,281

Net income per common share, basic	$0.00	$0.00
Net income per common share, diluted	$0.00	$0.00

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations and income from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	For the period ended March 31,
	2020	2019
Common stock equivalents:
Stock options	7,465,000	7,465,000
Stock warrants	11,660,000	16,390,000
Total	19,125,000	23,855,000

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at March 31, 2020 and December 31, 2019, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at March 31, 2020 and December 31, 2019 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	March 31, 2020		December 31, 2019
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$77,443	$77,443	$158,282	$158,282

Revenue Recognition

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss Mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss Mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss Mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss Mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on it consolidated financial statements.

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

As of March 31, 2020, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the three months ended March 31, 2020 and 2019, the Company incurred no exploration expenses on the Vernal property, respectively.

Moss Mine Property

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

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Pursuant to the Moss Agreement, ISGC paid US $500,000 upon execution, and agreed to spend an aggregate total of US $8 million on exploration and related expenditures over the next five years and subsequent to exercise the earn-in, ISGC and Patriot Gold would form a 70/30 joint venture. Under this agreement financing of future work on the property would be on a proportional basis under the direction of a management committee with voting rights proportional to ownership percentage. Either party could be diluted on the basis of a standard formula if it did not contribute to the planned programs. If either party was diluted below 10 percent, their interest would convert to a three percent NSR (net smelter return) royalty. An existing 3-3.5 percent NSR existed on the Moss Mine.

In March 2011, ISGC transferred its rights to the Exploration and Option Agreement dated February 28, 2011, to Northern Vertex Mining Corp. (“Northern Vertex”).

On January 21, 2016, an arbitrator ruled that Northern Vertex met the required expenditures, successfully carried out pilot production, and produced a feasibility study thereby fulfilling the Exploration and Option Agreement terms entitling them to have earned an undivided 70% interest in the Moss Mine.

On May 12, 2016, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. Specifically, the Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto and in which the Company had any interest. The purchase price consisted of $924,479 (C$1,200,000) in cash payable at closing and the remaining $231,120 (C$300,000) was paid by the issuance of Northern Vertex common shares to the Company valued at $0.26 (C$0.35) (857,140 shares), issued pursuant to the terms and provisions of an investment agreement entered between the Company and Northern Vertex contemporaneous to the Purchase and Sale Agreement. The investment agreement prohibited the resale of the shares during the four-month period following the date of issuance and thereafter, the Company agreed to not sell the shares in an amount exceeding 100,000 shares per month.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada.

As of March 31, 2020, the company has incurred approximately $769,047 of exploration expenses on the Windy Peak Property, and $81,838 and $25,008 were spent for the three months ended March 31, 2020 and 2019, respectively.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of March 31, 2020, the company has incurred approximately $90,174 of fees and exploration expenses on the Rainbow Mountain Property, and $2,160 and $0 were spent for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the three months ended March 31, 2020 and 2019, the Company earned royalties of $388,377 and $256,666, respectively. As of March 31, 2020, and December 31, 2019, the Company had Royalties Receivables of $632,153 and $487,060, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of March 31, 2020, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of March 31, 2019, $190,000 had been paid, and the remaining $110,000 was paid in installments through December 31, 2019. As of March 31, 2020, no royalties have yet been earned.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. There were no compensation costs charged against those plans for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, there were 9,500,000, 535,000 and 2,680,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options have been granted since 2018. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended March 31, 2020:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2018	7,485,000	$0.10	7.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	–	–
Balance March 31, 2020	7,465,000	$0.10	6.23	0.00

Exercisable at March 31, 2020	7,465,000	$0.10	6.23	0.00

The following table summarized information pertaining to unvested stock options for the period ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Exercised / forfeited	–	–
Unvested at March 31, 2020	–	$–

The Company issues new stock when options are exercised.

NOTE 6 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of March 31, 2020, the Company had 74,280,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

NOTE 7 - WARRANTS

The following table summarizes warrant activity during the period ended March 31, 2020. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2018	32,446,957	$0.12
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,786,957)	0.06
Outstanding December 31, 2019	11,660,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding March 31, 2020	11,660,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 9 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of March 31, 2020, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of March 31, 2020 all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	2,340,000	$0.08	0.61
$0.09 - $0.14	6,320,000	$0.11	4.04
$0.15 - $0.21	3,000,000	$0.16	5.47

Total Outstanding March 31, 2020	11,660,000

NOTE 8 - PREFERRED STOCK

As of March 31, 2020, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2020 and 2019, Mr. Zachary Black, a Board Member, was paid fees in the amount of $14,370 and $9,044, respectively. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement.

For the three months ended March 31, 2020 and 2019, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, was paid fees in the amount of $55,617 and $40,624, respectively. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director will now be paid fees of $70,000 per calendar year. Each director term is three years. As of March 31, 2020, the fees for January 1, 2019 through March 31, 2020 of $87,500 for Mr. Coale and Mr. Black are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04, recorded as Directors Fees Expense for the period incurred, and the fees for the remainder of calendar year 2020 and calendar year 2021 are recorded as Prepaid Expenses, in the amount of $122,500. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

As discussed in Note 7 above, in April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2019, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the three months ended March 31, 2020 and 2019, consulting fees were paid in the amount of $5,895 and $0, respectively.

The Company owns 2,760,260 shares of common stock of Strata Power Corporation (“Strata”), acquired through a series of private placements, as an investment in lithium mining extraction technologies. The purchase was accounted for as a marketable security in available for sale securities. Strata is a related party through Trevor Newton, who is President and a member the Board of Directors of both Patriot and Strata. Management has considered the guidance that is used to evaluate whether the Company has significant influence over Strata and has determined that no such significant influence exists.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

On March 11, 2020, the World Health Organization (WHO) notified the public of the existence of a global health pandemic relating to the COVID-19 virus, and subsequently on March 13, 2020, President Trump declared that the pandemic was a national emergency. Regarding the COVID-19 virus and the economic impacts associated with it, the Company is unable at this time to determine what, if any, effect it will have on the operations or revenues of the Company.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for FY 2020 after payment of accounts payable outstanding at March 31, 2020. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

During the three months ended March 31, 2020 and 2019, we had revenues of $388,377 and $256,666, respectively, resulting from the Moss Mine royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended March 31, 2020 was $61,630 compared to net profit of $63,018 for the three months ended March 31, 2019. The change in profitability is primarily due to the $131,711 of additional royalty revenue received from the Moss Mine, compared to the prior year. In addition, the net profit is comprised of an approximate $59,000 increase in mineral and exploration expenses and a $16,000 increase in general and administrative expenses. This was offset by an approximate $5,000 decrease of consulting expense and $52,000 increase in the unrealized holding loss on marketable securities.

For the three months ended March 31, 2020 and 2019, mineral and exploration expenses were $83,997 and $25,008, respectively. The increase in 2020 is primarily due to drilling and consulting expenditures on the Windy Peak project.

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $44,123 and $28,549, respectively.

For the three months ended March 31, 2020 and 2019, other income (expenses) were ($81,787) and ($19,173), respectively. The change in other income/expense is due to an approximate $63,000 increase in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $1,393,358 at March 31, 2020 consisting primarily of $255,262 of cash, $77,443 of marketable securities, $632,153 of royalty receivables, $128,500 of prepaid expenses, and a $300,000 royalty interest. We had total liabilities of $238,460 at March 31, 2020, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2020:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $27,012 and $244,492 for the three months ended March 31, 2020 and 2019, respectively. The $217,479 decrease in cash provided by operations was primarily due to the change in royalty receivables.

Investing activities for the three months ended March 31, 2020 and 2019 used cash of $0 and $169,167, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities.

Financing activities during the three months ended March 31, 2020 and 2019 generated cash of $0 and $2,000, respectively. During the three months ended March 31, 2019, we generated cash of $2,000 from the exercise of stock options.

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

Revenue Recognition

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss Mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss Mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss Mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss Mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Dated: May 14, 2020

PATRIOT GOLD CORP.

By:   /s/ Trevor Newton

         Trevor Newton

         Chief Executive Officer and President

