Form 10-Q
period 2020-06-30
PATRIOT GOLD CORP
filed 2020-08-12
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,280,354 shares of common stock, $0.001 par value, issued and outstanding as of August 5, 2020.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$507,253	$228,250
Marketable securities	126,252	158,282
Royalties receivables	794,076	487,060
Prepaid expenses	108,000	149,000
Total current assets	1,535,581	1,022,592

Noncurrent assets:
Royalty interest – related party (see Note 4)	300,000	300,000
Total long-term assets	300,000	300,000

Total assets	$1,835,581	$1,322,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,531	$18,706
Accounts payable and accrued liabilities – related parties	229,923	210,618
Total current liabilities	275,454	229,324

Commitments and contingencies		–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at June 30, 2020 and December 31, 2019, respectively		–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at June 30, 2020 and December 31, 2019, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,280,354 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	74,280	74,280
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,161,187	29,161,187
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(27,650,176)	(28,117,035)
Total stockholders' equity	1,560,127	1,093,268

Total liabilities and stockholders' equity	$1,835,581	$1,322,592

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$541,402	$280,671	$929,780	$537,337

Expenses:
Mineral costs	23,434	12,219	107,432	37,227
Consulting expense	73,544	102,231	137,885	170,650
Stock based compensation	-	125,202	-	125,202
Directors Fees	52,500	52,500	105,000	105,000
General and administrative	36,390	54,452	80,512	83,001
Total operating expense	185,868	346,604	430,829	521,080

Net income (loss) from operations	355,534	(65,933)	498,951	16,257

Other income (expense):
Unrealized holding gain (loss) on marketable securities	46,251	(15,107)	(26,604)	(35,762)
Currency exchange	2,423	(1,476)	(6,509)	1,875
Realized loss on sale of marketable securities	-	-	-	(1,894)
Other miscellaneous income	1,021	27	1,021	53
Total other income (expense)	49,695	(16,556)	(32,092)	(35,728)

Net income (loss)	$405,229	$(82,489)	$466,859	$(19,471)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$0.01	$(0.00)	$0.01	$(0.00)
Income (loss) per common share - diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding - basic	74,280,354	72,014,222	74,280,354	65,256,857
Weighted average shares outstanding - diluted	74,280,354	72,063,512	74,280,354	65,306,147

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Capital	Income	Deficit	Total
For the 3 months ended June 30, 2019
Balance March 31, 2019	–	$–	290,000	$290	58,428,854	$58,429	$(9,093)	$28,817,778	$(16,361)	$(28,293,681)	$557,362

Exercise of Warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000

Issuance of restricted common stock	–	–	–	–	7,851,500	7,851	–	306,209	–	–	314,060

Vesting of stock options	–	–	–	–	–	–	–	21,142	–	–	21,142

Net income	–	–	–	–	–	–	–	–	–	(82,489)	(82,489)

Balance June 30, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,376,170)	$1,515,075

For the 6 months ended June 30, 2019
Balance December 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,356,699)	$492,344

Exercise of Warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000

Exercise of Options	–	–	–	–	20,000	20	–	1,980	–	–	2,000

Issuance of restricted common stock	–	–	–	–	7,851,500	7,851	–	306,209	–	–	314,060

Vesting of stock options	–	–	–	–	–	–	–	21,142	–	–	21,142

Net income	–	–	–	–	–	–	–	–	–	(19,471)	(19,471)

Balance June 30, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,376,170)	$1,515,075

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Capital	Income	Deficit	Total

For the 3 months ended June 30, 2020
Balance March 31, 2020	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(28,055,405)	$1,154,898

Net income	–	–	–	–	–	–	–	–	–	405,229	405,229

Balance June 30, 2020	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(27,650,176)	$1,560,127

For the 6 months ended June 30, 2020
Balance December 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(28,117,035)	$1,093,268

Net income	–	–	–	–	–	–	–	–	–	466,859	466,859

Balance June 30, 2020	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(27,650,176)	$1,560,127

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019

Net Income (Loss)	$466,859	$(19,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense of stock options	–	21,142
Restricted Common stock issued for services	–	174,059
Fair value adjustment for marketable securities	32,030	32,568
Change in operating assets and liabilities:
Royalties receivables	(307,016)	(36,042)
Prepaid expenses	41,000	(29,000)
Accounts payable and accrued liabilities	26,824	(92,943)
Accounts payable and accrued liabilities – related parties	19,306	118,530
Net cash flows provided by operating activities	279,003	168,843

Cash flows from investing activities:
Purchase of royalty interest – related party	–	(190,000)
Proceeds from the sale of marketable securities	–	20,833
Purchase of marketable securities	–	–
Net cash flows used in investing activities	–	(169,167)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	2,000
Net cash flows provided by financing activities	–	2,000

Net increase in cash	279,003	1,676
Cash, beginning of period	228,250	115,753
Cash, end of period	$507,253	$117,429

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$–	$705,000
Issuance of restricted stock for prepaid director fees	$–	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Unaudited

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking exploration and development programs in Nevada.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2020.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2020 and December 31, 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At June 30, 2020 and December 31, 2019, the Company had $202,636 and $0 in excess of the FDIC and CDIC insured limits, respectively.

Marketable Securities

Investment securities are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. As of June 30, 2020, and December 31, 2019, the Company has no investments in held to maturity securities.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Investment securities that are not considered to be held to maturity or trading are classified as available for sale. This type of investment is stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity (“accumulated other comprehensive income”). Gains and losses from sales of investments classified as available for sale are determined using the specific identification method. As of June 30, 2020, and December 31, 2019, the Company has no investments classified as available for sale.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of June 30, 2020, and December 31, 2019, there was no allowance recorded.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended June 30,
	2020	2019
Numerator:
Net income (loss) available to common stockholders	$466,859	$(19,471)

Denominator:
Weighted-average shares, basic	74,280,354	65,256,857
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	-	49,290
Weighted-average shares diluted	74,280,354	65,306,147

Net income (loss) per common share, basic	$0.01	$(0.00)
Net income (loss) per common share, diluted	$0.01	$(0.00)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s loss from continuing operations and loss from discontinued operations. In periods where the Company has a net loss, all dilutive securities are excluded.

	For the period ended June 30,
	2020	2019
Common stock equivalents:
Stock options	7,465,000	7,465,000
Stock warrants	11,660,000	11,460,000
Total	19,125,000	18,925,000

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at June 30, 2020 and December 31, 2019, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at June 30, 2020 and December 31, 2019 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2020		December 31, 2019
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$126,252	$126,252	$158,282	$158,282

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

As of June 30, 2020, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the six months ended June 30, 2020 and 2019, the Company incurred no exploration expenses on the Vernal property, respectively.

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

As of June 30, 2020, the company has incurred approximately $782,707 of exploration expenses on the Windy Peak Property, and $95,498 and $37,047 were spent for the six months ended June 30, 2020 and 2019, respectively.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2020, the company has incurred approximately $92,874 of fees and exploration expenses on the Rainbow Mountain Property, and $11,934 and $180 were spent for the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the six months ended June 30, 2020 and 2019, the Company earned royalties of $929,780 and $537,337, respectively. As of June 30, 2020 and December 31, 2019, the Company had Royalties Receivables of $794,076 and $487,060, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of June 30, 2020, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of June 30, 2019, $220,000 has been paid, and the remaining $80,000 was paid in installments through December 31, 2019. As of June 30, 2020, no royalties have yet been earned.

NOTE 5 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $0 and $21,142 for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, there were 9,500,000, 535,000 and 2,680,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted since 2018. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended June 30, 2020:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2018	7,485,000	$0.10	7.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	–	–
Balance June 30, 2020	7,465,000	$0.10	5.99	0.00

Exercisable at June 30, 2020	7,465,000	$0.10	5.99	0.00

The following table summarized information pertaining to unvested stock options for the period ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Exercised / forfeited	–	–
Unvested at June 30, 2020	–	$–

The Company issues new stock when options are exercised.

NOTE 6 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of June 30, 2020, the Company had 74,280,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

NOTE 7 - WARRANTS

The following table summarizes warrant activity during the period ended June 30, 2020. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2018	32,446,957	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,786,957)	0.06
Outstanding December 31, 2019	11,660,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding June 30, 2020	11,660,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 9 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of June 30, 2020, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of June 30, 2020 all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	2,340,000	$0.08	0.36
$0.09 - $0.14	6,320,000	$0.11	3.79
$0.15 - $0.21	3,000,000	$0.16	5.22

Total Outstanding June 30, 2020	11,660,000

NOTE 8 - PREFERRED STOCK

As of June 30, 2020, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2019, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement. For the six months ended June 30, 2020 and 2019, Mr. Black was paid fees in the amount of $14,370 and $9,044, respectively.

For the six months ended June 30, 2019, Mr. Robert Coale, Chairman of the Board, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. For the six months ended June 30, 2020 and 2019, Mr. Coale was paid no consulting fees.

For the six months ended June 30, 2019, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement. For the six months ended June 30, 2020 and 2019, Mr. Newton was paid fees in the amount of $106,737 and $91,384, respectively.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director is now paid fees of $70,000 per calendar year. Each director term is three years. As of June 30, 2020, the fees for Mr. Coale and Mr. Black for 2019 and the first six months of 2020 totaling $105,000 each, are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $35,000 for the six months ended June 30, 2020 and 2019, respectively, recorded as Directors Fees Expense, and the fees for the remainder of calendar year 2020 and calendar year 2021 are recorded as Prepaid Expenses, in the amount of $105,000. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

As discussed in Note 7 above, in April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2019, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the six months ended June 30, 2020 and 2019, consulting fees were paid in the amount of $5,895 and $50,000, respectively.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for FY 2020 after payment of accounts payable outstanding at June 30, 2020. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 to the Three and Six Months Ended June 30, 2019

During the three months ended June 30, 2020 and 2019, we had revenues of $541,402 and $280,671, respectively, resulting from the Moss Mine royalty. During the six months ended June 30, 2020 and 2019, we had revenues of $929,780 and $537,337, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended June 30, 2020 was $405,229 compared to net loss of $82,489 for the three months ended June 30, 2019. Net profit for the six months ended June 30, 2020 was $466,859 compared to net loss of $19,471 for the six months ended June 30, 2019.The change in profitability is primarily due to the $392,443 of additional royalty revenue received from the Moss Mine, compared to the prior year. In addition, there was an approximate $70,000 increase in mineral and exploration expenses due to additional exploration expenses at the Windy Peak property. This was offset by an approximate $33,000 decrease of consulting expense due to a decline in claims administration consulting and $9,000 decrease in the unrealized holding loss on marketable securities. In addition, there has been no stock based compensation thus far in 2020, causing a $125,000 decrease in stock based compensation expense.

For the three months ended June 30, 2020 and 2019, mineral and exploration expenses were $23,434 and $12,219, respectively. For the six months ended June 30, 2020 and 2019, mineral and exploration expenses were $107,432 and $37,227, respectively. The increase in 2020 is primarily due to drilling and consulting expenditures on the Windy Peak project.

For the three and six months ended June 30, 2020 and 2019, stock based compensation expense was $0 and $125,202, respectively.

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $36,390 and $54,452, respectively.

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $80,512 and $83,001, respectively.

For the three months ended June 30, 2020 and 2019, other income (expenses) were $49,695 and ($16,556), respectively. For the six months ended June 30, 2020 and 2019, other income (expenses) were ($32,092) and ($35,728), respectively. The change in other income/expense is due to an approximate $9,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $1,835,581 at June 30, 2020 consisting primarily of $507,253 of cash, $126,252 of marketable securities, $794,076 of royalty receivables, $108,000 of prepaid expenses, and a $300,000 royalty interest. We had total liabilities of $275,454 at June 30, 2020, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2020:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $279,003 and $168,843 for the six months ended June 30, 2020 and 2019, respectively. The $110,160 increase in cash provided by operations was primarily due to the increase in the change of royalty receivables of approximately $271,000, the decrease of approximately $174,000 of restricted common stock issued for services and the increase in the change of accounts payable and accrued liabilities of approximately $120,000.

Investing activities for the six months ended June 30, 2020 and 2019 used cash of $0 and $169,167, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities.

Financing activities during the six months ended June 30, 2020 and 2019 generated cash of $0 and $2,000, respectively. During the six months ended June 30, 2019, we generated cash of $2,000 from the exercise of stock options.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Dated: August 12, 2020 PATRIOT GOLD CORP. By: /s/ Trevor Newton Trevor Newton Chief Executive Officer and President

