Form 10-Q
period 2020-09-30
PATRIOT GOLD CORP
filed 2020-11-16
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

401 Ryland St. Suite 180

Reno, Nevada 89502

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,380,354 shares of common stock, $0.001 par value, issued and outstanding as of November 16, 2020.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$583,866	$228,250
Marketable securities	224,554	158,282
Royalties receivables	1,159,856	487,060
Prepaid expenses	109,339	149,000
Total current assets	2,077,615	1,022,592

Noncurrent assets:
Royalty interest – related party (see Note 4)	300,000	300,000
Total long-term assets	300,000	300,000

Total assets	$2,377,615	$1,322,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,597	$18,706
Accounts payable and accrued liabilities – related parties	156,255	210,618
Total current liabilities	171,852	229,324

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at September 30, 2020 and December 31, 2019, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at September 30, 2020 and December 31, 2019, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 and 74,280,354 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	74,380	74,280
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,166,087	29,161,187
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(27,009,540)	(28,117,035)
Total stockholders' equity	2,205,763	1,093,268

Total liabilities and stockholders' equity	$2,377,615	$1,322,592

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$804,545	$435,934	$1,734,325	$973,271

Expenses:
Mineral costs	19,578	89,168	127,010	126,396
Consulting expense	131,546	78,356	269,431	249,006
Stock based compensation	–	24,058	–	149,260
Directors Fees	52,500	52,500	157,500	157,500
General and administrative	58,633	37,529	139,145	120,530
Total operating expense	262,257	281,611	693,086	802,692

Net income from operations	542,288	154,323	1,041,239	170,579

Other income (expense):
Unrealized holding gain (loss) on marketable securities	96,159	10,099	69,555	(25,663)
Currency exchange	2,189	1,113	(4,320)	2,988
Realized loss on sale of marketable securities	–	–	–	(1,894)
Other miscellaneous income	–	28	1,021	82
Total other income (expense)	98,348	11,240	66,256	(24,487)

Net income	$640,636	$165,563	$1,107,495	$146,092

Earnings per share, basic and diluted:
Income per common share - basic	$0.01	$0.00	$0.01	$0.00
Income per common share - diluted	$0.01	$0.00	$0.01	$0.00

Weighted average shares outstanding - basic	74,313,858	74,316,224	74,305,901	68,309,830
Weighted average shares outstanding - diluted	74,327,914	74,355,625	74,319,957	68,349,232

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Treasury Stock	Paid-In Capital	Comprehensive Income	Retained Deficit	Total
For the 3 months ended September 30, 2019
Balance June 30, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,842,129	$(16,361)	$(28,376,170)	$1,515,075

Issuance of restricted common stock	–	–	–	–	100,000	100	–	4,900	–	–	5,000

Vesting of stock options	–	–	–	–	–	–	–	24,058	–	–	24,058

Net income	–	–	–	–	–	–	–	–	–	165,563	165,563

Balance September 30, 2019	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,871,087	$(16,361)	$(28,210,607)	$1,709,696

For the 9 months ended September 30, 2019
Balance December 31, 2018	–	$–	290,000	$290	58,408,854	$58,409	$(9,093)	$28,815,798	$(16,361)	$(28,356,699)	$492,344

Exercise of Warrants	–	–	–	–	8,000,000	8,000	–	697,000	–	–	705,000

Exercise of Options	–	–	–	–	20,000	20	–	1,980	–	–	2,000

Issuance of restricted common stock	–	–	–	–	7,951,500	7,951	–	311,109	–	–	319,060

Vesting of stock options	–	–	–	–	–	–	–	45,200	–	–	45,200

Net income	–	–	–	–	–	–	–	–	–	146,092	146,092

Balance September 30, 2019	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,871,087	$(16,361)	$(28,210,607)	$1,709,696

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Treasury Stock	Paid-In Capital	Comprehensive Income	Retained Deficit	Total
For the 3 months ended September 30, 2020
Balance June 30, 2020	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(27,650,176)	$1,560,127

Issuance of restricted common stock	–	–	–	–	100,000	100	–	4,900	–	–	5,000

Net income	–	–	–	–	–	–	–	–	–	640,636	640,636

Balance September 30, 2020	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,166,087	$(16,361)	$(27,009,540)	$2,205,763

For the 9 months ended September 30, 2020
Balance December 31, 2019	–	$–	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$(16,361)	$(28,117,035)	$1,093,268

Issuance of restricted common stock	–	–	–	–	100,000	100	–	4,900	–	–	5,000

Net income	–	–	–	–	–	–	–	–	–	1,107,495	1,107,495

Balance September 30, 2020	–	$–	290,000	$290	74,380,354	$74,380	$(9,093)	$29,166,087	$(16,361)	$(27,009,540)	$2,205,763

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Net Income	$1,107,495	$146,092
Adjustments to reconcile net income to net cash used in operating activities:
Compensation expense of stock options	–	45,200
Restricted Common stock issued for services	5,000	161,560
Fair value adjustment for marketable securities	(66,272)	23,104
Change in operating assets and liabilities:
Royalties receivables	(672,796)	(191,255)
Prepaid expenses	39,661	(2,935)
Accounts payable and accrued liabilities	(3,109)	(116,105)
Accounts payable and accrued liabilities – related parties	(54,363)	187,107
Net cash flows provided by operating activities	355,616	252,768

Cash flows from investing activities:
Purchase of royalty interest – related party	–	(190,000)
Proceeds from the sale of marketable securities	–	20,833
Purchase of marketable securities	–	–
Net cash flows used in investing activities	–	(169,167)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	2,000
Net cash flows provided by financing activities	–	2,000

Net increase in cash	355,616	85,601
Cash, beginning of period	228,250	115,753
Cash, end of period	$583,866	$201,354

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$–	$705,000
Issuance of restricted stock for prepaid director fees	$–	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Risks and Uncertainties

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is uncertain and difficult to predict, as the response to the pandemic varies by jurisdiction and medical treatments are still uncertain. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there has been no material impact on the Company’s year-to-date results of operations other than delays in exploration activity and project assessments. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position and liquidity.

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

Going Concern

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from the Moss royalty, given the Moss Mine is now in production; (b) the Company’s marketable securities are relatively liquid; (c) current cash on hand is sufficient to cover estimated minimum operational costs for the next 12 months.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2020.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at costs with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We currently do not have investments without readily determinable fair values. We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in Other income (expense), net.

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of September 30, 2020, and December 31, 2019, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At September 30, 2020 and December 31, 2019, the Company had $284,511 and $0 in excess of the FDIC and CDIC insured limits, respectively.

Income per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended September 30,
	2020	2019
Numerator:
Net income available to common stockholders	$1,107,495	$146,092

Denominator:
Weighted-average shares, basic	74,305,901	68,309,830
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	14,056	39,402
Weighted-average shares diluted	74,319,957	68,349,232

Net income per common share, basic	$0.01	$0.00
Net income per common share, diluted	$0.01	$0.00

The following were excluded from the computation of diluted shares outstanding as the exercise price exceeds the average stock closing price for the respective periods:

	For the period ended September 30,
	2020	2019
Common stock equivalents:
Stock options	7,465,000	7,465,000
Stock warrants	11,460,000	11,460,000
Total	18,925,000	18,925,000

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at September 30, 2020 and December 31, 2019, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at September 30, 2020 and December 31, 2019 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	September 30, 2020		December 31, 2019
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$224,554	$224,554	$158,282	$158,282

Revenue Recognition

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

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

As of September 30, 2020, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property.

During the nine months ended September 30, 2020 and 2019, the Company incurred no exploration expenses on the Vernal property, respectively.

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

As of September 30, 2020, the company has incurred approximately $801,025 of exploration expenses on the Windy Peak Property, and $113,816 and $124,056 were spent for the nine months ended September 30, 2020 and 2019, respectively.

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

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of September 30, 2020, the company has incurred approximately $101,208 of fees and exploration expenses on the Rainbow Mountain Property, and $13,194 and $2,160 were spent for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the nine months ended September 30, 2020 and 2019, the Company earned royalties of $1,734,325 and $973,271, respectively. As of September 30, 2020 and December 31, 2019, the Company had Royalties Receivables of $1,159,856 and $487,060, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources, the Company has a 2% net smelter return royalty on the Bruner Gold/Silver mine in Nevada. As of September 30, 2020, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering several oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. As of September 30, 2019, $240,000 has been paid, and the remaining $60,000 was paid in installments through December 31, 2019. As of September 30, 2020, no royalties have yet been earned.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we disclose the amount of probable loss, or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not presently believe that any claims or litigation will be material to our results of operations, cash flows, or financial condition.

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $0 and $45,200 for the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, there were 9,500,000, 535,000 and 2,680,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

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

The following table summarizes stock option activity and related information for the period ended September 30, 2020:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2018	7,485,000	$0.10	7.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	(20,000)	0.10
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	–	–
Options cancelled / expired	–	–
Options exercised	–	–
Balance September 30, 2020	7,465,000	$0.10	5.73	0.00

Exercisable at September 30, 2020	7,465,000	$0.10	5.73	0.00

The following table summarized information pertaining to unvested stock options for the period ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Exercised / forfeited	–	–
Unvested at September 30, 2020	–	$–

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of September 30, 2020, the Company had 74,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended September 30, 2020. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2018	32,446,957	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,786,957)	0.06
Outstanding December 31, 2019	11,660,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding September 30, 2020	11,660,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 10 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of September 30, 2020, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

 The following tables summarizes outstanding warrants as of September 30, 2020 all of which are exercisable:

Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	2,340,000	$0.08	0.10
$0.09 - $0.14	6,320,000	$0.11	3.54
$0.15 - $0.21	3,000,000	$0.16	4.97

Total Outstanding September 30, 2020	11,660,000

NOTE 9 - PREFERRED STOCK

As of September 30, 2020, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2019, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement. For the nine months ended September 30, 2020 and 2019, Mr. Black was paid fees in the amount of $14,370 and $32,530, respectively.

For the nine months ended September 30, 2019, Mr. Robert Coale, Chairman of the Board, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. For the nine months ended September 30, 2020 and 2019, Mr. Coale was paid $0 and $29,167, respectfully.

For the nine months ended September 30, 2019, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement. For the nine months ended September 30, 2020 and 2019, Mr. Newton was paid fees in the amount of $164,247 and $161,313, respectively.

Prior to 2019, Board Members were not paid directors’ fees. However, in an effort to keep expenses down and avoid hiring additional staff, Board Members have become more active in the provision of services as the Company has become more active in developing its projects, vetting new properties, and managing its corporate affairs. Based on the recommendation from legal counsel, and pursuant to a resolution adopted by the Board, each director is now paid fees of $70,000 per calendar year. Each director term is three years. As of September 30, 2020, the fees for Mr. Coale and Mr. Black for the nine months ended September 30, 2020 totaling $105,000 each, are reflected in Accounts Payable and Accrued Liabilities – Related Parties. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $52,500 for the nine months ended September 30, 2020 and 2019, respectively, recorded as Directors Fees Expense, and the fees for the remainder of calendar year 2020 and calendar year 2021 are recorded as Prepaid Expenses, in the amount of $87,500. The Company recognizes these consulting fees as general and administrative expenses in the Consolidated Statements of Operations.

As discussed in Note 8 above, in April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of September 30, 2020, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the nine months ended September 30, 2020 and 2019, consulting fees were paid in the amount of $27,090 and $50,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”), the impact of COVID-19, and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for FY 2020 after payment of accounts payable outstanding at September 30, 2020. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (WHO) notified the public of the existence of a global health pandemic relating to the Covid-19 virus, and subsequently on March 13, 2020, President Trump declared that the pandemic was a national emergency. Various governmental responses to the pandemic have negatively impacted, and continue to negatively impact, the US economy, and the global economy. There is a lack of clarity in knowing the direction that US and global policy makers will take in the coming months. Therefore, the Company is unable at this time to determine what the short and long term effects on our business will be.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 to the Three and Nine Months Ended September 30, 2019

During the three months ended September 30, 2020 and 2019, we had revenues of $804,545 and $435,934, respectively, resulting from the Moss Mine royalty. During the nine months ended September 30, 2020 and 2019, we had revenues of $1,734,325 and $973,271, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended September 30, 2020 was $640,636 compared to net profit of $165,563 for the three months ended September 30, 2019. Net profit for the nine months ended September 30, 2020 was $1,107,495 compared to net profit of $146,092 for the nine months ended September 30, 2019. The change in profitability is primarily due to the $761,054 of additional royalty revenue received from the Moss Mine, compared to the prior year. In addition, there has been no stock based compensation thus far in 2020, causing a $149,000 decrease in stock based compensation expense. Also, there was an approximate $95,000 increase in the unrealized holding gain on marketable securities. This was offset by an approximate $20,000 increase of consulting expense and a $19,000 increase in the general and administrative expense.

Due to the effects of COVID-19, we have largely restricted our business travel and reduced exploration activities. For the three months ended September 30, 2020 and 2019, mineral and exploration expenses were $19,578 and $89,168, respectively. For the nine months ended September 30, 2020 and 2019, mineral and exploration expenses were $127,010 and $126,396, respectively.

For the three ended September 30, 2020 and 2019, stock based compensation expense was $0 and $24,058, respectively. For the nine ended September 30, 2020 and 2019, stock based compensation expense was $0 and $149,260, respectively.

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $58,633 and $37,529, respectively. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $139,145 and $120,530, respectively.

For the three months ended September 30, 2020 and 2019, other income (expenses) were $98,348 and 11,240, respectively. For the nine months ended September 30, 2020 and 2019, other income (expenses) were 66,256 and ($24,487), respectively. The change in other income/expense is due to an approximate $95,000 increase in unrealized holding gains on marketable securities.

Liquidity and Capital Resources

We had total assets of $2,377,615 at September 30, 2020 consisting primarily of $583,866 of cash, $224,554 of marketable securities, $1,159,856 of royalty receivables, $109,339 of prepaid expenses, and a $300,000 royalty interest. We had total liabilities of $171,852 at September 30, 2020, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2020:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $355,616 and $252,768 for the nine months ended September 30, 2020 and 2019, respectively. The $102,848 increase in cash provided by operations was primarily due to the increase in the change of royalty receivables of approximately $482,000, the decrease of approximately $157,000 of restricted common stock issued for services and the decrease in the change of accounts payable and accrued liabilities of approximately $128,000.

Investing activities for the nine months ended September 30, 2020 and 2019 used cash of $0 and $169,167, respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities.

Financing activities during the nine months ended September 30, 2020 and 2019 generated cash of $0 and $2,000, respectively. During the nine months ended September 30, 2019, we generated cash of $2,000 from the exercise of stock options.

Management estimates that the Company will not need additional funding for the next twelve months. The Company’s main source of revenue consists of royalties received from the gold production at the Moss Mine. Production at the mine has increased from the previous year. Precious metals prices have been at historically higher levels, however it is unclear whether this trend will continue or reverse. The Company is confident that it has sufficient liquidity on hand to continue business operations during this volatile period.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered COVID-19 related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after considering the increased uncertainties surrounding the severity and duration of COVID-19. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated results.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls

During the quarter covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probably, we disclose the amount of probable loss, or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not presently believe that any claims or litigation will be material to our results of operations, cash flows, or financial condition.

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

Dated : November 16, 2020 PATRIOT GOLD CORP. By: /s/ Trevor Newton Trevor Newton Chief Executive Officer and President

