Form 10-K
period 2020-12-31
PATRIOT GOLD CORP
filed 2021-04-14
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0--32919

PATRIOT GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	86-0947048
(State of incorporation)	(I.R.S. Employer Identification No.)

401 Ryland St. Suite 180

Reno, Nevada, 89502

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2020 was approximately $2,073,965.

The number of shares of the issuer’s common stock issued and outstanding as of April 14, 2021 was 74,380,354 shares.

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

ii

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

iv

PART I

The following should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Throughout this document, we make statements that are classified as “forward-looking.” Please refer to the “Forward-Looking Statements” section above for an explanation of these types of statements.

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

Financing

There was $22,400 of financing activities undertaken by the Company during the fiscal year ended December 31, 2020 through the exercise of warrants. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

Public Health Threats Risk

24. Our financial and operating performance may be adversely affected by global public health threats, including the recent outbreak of the novel coronavirus (COVID-19).

Public health threats, such as the coronavirus (COVID-19), influenza and other highly communicable diseases or viruses could adversely impact our operations and cause disruptions in the natural resource exploration and mining industry. If the effect of the coronavirus (COVID-19) is ongoing, economic conditions and the economic slow-down resulting from COVID-19 and the intentional governmental responses to the virus may also adversely affect the market price of our common shares.

Item 1B.        Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.          Description of Properties.

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 401 Ryland St, Suite 180, Reno, NV 89502. Management believes that our office space is suitable for our current needs.

Our property holdings as of December 31, 2020 consist of the Vernal Property, Windy Peak Property and Rainbow Mountain Property.

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

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by directors and technical staff of the Company several times in 2017, 2018, 2019, and 2020.

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

Current Exploration

The Company has been conducting an ongoing exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. The Company initiated drilling in the summer of 2018, and this program extended into October 2018. Further drilling was completed in December 2019, and again in January 2021. Exploration on the project is ongoing. The Company recognizes that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Rainbow Mountain Property

Acquisition of Interest

In autumn of 2018, after conducting initial reconnaissance of the Rainbow Mountain, the Company acquired the Rainbow Mountain Property, (referred to herein as the “Rainbow Mountain Property,” "Rainbow Mountain” or the “Property”). This early-stage exploration project was secured through staking and filing the associated paperwork and fees with the BLM and County. Rainbow Mountain has been visited by directors and technical staff of the Company several times in 2018, 2019, and 2020.

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

Current Exploration

The Company has been conducting an ongoing exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. The Company initiated drilling in December of 2020. Exploration on the project is ongoing. The Company recognizes that Rainbow Mountain is an early-stage exploration opportunity and there are currently no proven or probable reserves.

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

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $.28 (CDN).

Holders

On December 31, 2020, there were approximately eighty (80) holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued during the year ending December 31, 2020. There were 320,000 warrants exercised and 1,500,000 warrants were cancelled or expired. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were 2,875,000 stock options issued during the year ending December 31, 2020. There were no stock options exercised and no stock options were cancelled or expired. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2020, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2005 Stock Option Plan	1,780,000	$0.10	0
2012 Stock Option Plan	3,745,000	$0.10	155,000
2014 Stock Option Plan	4,815,000	$0.10	185,000
2019 Stock Option Plan	–	–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2020:

In November 2015, the 2005 Stock Option Plan expired. No more shares may be issued under this Plan. Outstanding stock options under this Plan may be exercised until the stock option expiration. Pursuant to the 2012 and 2014 and 2019 Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plans are administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the Board of Directors functions as the Committee.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2020.

Stock Based Compensation

For the year ended December 31, 2020, there was no stock based compensation awarded.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for 2021 after payment of accounts payable outstanding at December 31, 2020. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2020, we continued our evaluation work on our Vernal project, Windy Peak project and Rainbow Mountain project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2021.

Results of Operations

The Twelve Months Ended December 31, 2020 compared to the Twelve Months Ended December 31, 2019

During the years ended December 31, 2020 and 2019, we had revenues of $2,468,078 and $1,310,461, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the year ended December 31, 2020 was $2,027,293 compared to net income of $239,663 for the year ended December 31, 2019, for an approximate $1,788,000 increase in net income. The increase in the net income is primarily due to the $1,157,617 increase of royalty revenue received from the Moss Mine, as a result of the Moss Mine’s increase in gold/silver production. In addition, due to a change in the deferred income tax valuation allowance, the Company recognized an income tax benefit of $1,165,000. This was offset by an approximate $161,000 increase in stock based compensation expense and a $300,000 charge due to the impairment of the royalty asset.

For the years ended December 31, 2020 and 2019, mineral and exploration expenses were $271,062 and $253,825, respectively, for an approximate $17,000 increase. The increase is primarily due to an increase of $83,000 expenditures on the Rainbow Mountain project, offset by a decrease of $65,000 expenditures on the Windy Peak project.

For the years ended December 31, 2020 and 2019, general and administrative expenses were $203,808 and $150,990, respectively, for an approximate $53,000 increase, primarily due to the commencement of paying state income taxes.

For the years ended December 31, 2020 and 2019, other income (expense) was $($236,574) and 10,080, respectively. The change in other income (expense) is due to the $300,000 impairment of a royalty interest, offset by an approximated $50,000 increase in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,691,842 at December 31, 2020 consisting primarily of $1,124,132 of cash and $221,580 of marketable securities. We had total liabilities of $233,381 at December 31, 2020, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2021:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $873,482 and $279,664 for the years ended December 31, 2020 and 2019, respectively. The $593,818 increase in cash provided by operations was primarily due to the increase in royalty revenue, offset by the change in the deferred tax asset account.

Cash provided by (used in) investing activities for the years ended December 31, 2020 and 2019 were $0 and ($169,167), respectively. Cash used in 2019 related to the purchase of a royalty interest for Vanadium Oxide, offset by cash received from the sale of marketable securities.

Financing activities during the years ended December 31, 2020 and 2019 generated cash of $22,400 and $2,000, respectively, from the exercise of stock options and warrants.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2020, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2020 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended December 31, 2020, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	80	October 13, 2005(1)
Trevor Newton (2)	President, Chief Executive Officer, Secretary Treasurer, and Director	51	October 9, 2014
Zachary Black (3)	Director	40	July 18, 2016

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

Trevor Newton is President of Patriot Gold Corp. Mr. Newton is founder of the Company and has been involved in the development of the Company from its initial land acquisitions and discovery stages through to the present. He has assisted the Company by establishing its corporate focus, assembling its team and helping advance its core projects. Mr. Newton's corporate experience has primarily been in the resource sector where he has assisted private and public companies in their financing, project acquisition, and development. Mr. Newton is also Chief Executive Officer, Chief Financial Officer, President, Secretary and Director of Strata Power Corp. Mr. Newton has a B.Sc. in Economics from the University of Victoria and an M.A. in Economics from Simon Fraser University.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2020 and 2019 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2020, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2020 and whose total compensation during the year ended December 31, 2020 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2020 and whose total compensation during the year ended December 31, 2020 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Newton	2020	0	0	70,000	216,000	0	0	282,147	568,147
	2019	0	0	154,060	0	0	0	218,848	372,908

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Trevor Newton	1,480,000	(1)	0	0	0.10	June 20, 2024	0	0	0	0
Trevor Newton	1,250,000	(2)	0	0	0.10	December 24, 2025	0	0	0	0
Trevor Newton	1,000,000	(3)	0	0	0.10	September 5, 2027	0	0	0	0
Trevor Newton	1,000,000	(4)	0	0	0.10	February 15, 2028	0	0	0	0
Trevor Newton	2,000,000	(5)	0	0	0.10	December 10, 2030	0	0	0	0

(1)	On June 20, 2014 Mr. Newton was granted the right to purchase 1,500,000 common shares at an exercise price of $0.10 per option pursuant to the 2005 Plan. The $0.10 options vest in equal installments of 500,000 commencing June 20, 2014, June 20, 2015 and June 20, 2016 and had a fair market value at issuance of $142,664. On January 20, 2019, Mr. Newton exercised 20,000 of these options.

(2)	On December 24, 2015 Mr. Newton was granted the right to purchase 1,250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $84,152.

(3)	On September 5, 2017, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $80,100.

(4)	On February 15, 2018, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $77,500.

(5)	On December 10, 2020, Mr. Newton was granted the right to purchase 2,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2012 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $216,000.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2020 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	0	70,000	216,000	0	0	282,147	498,147
Zachary Black (3)	70,000	0	0	0	0	14,370	84,370

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.

(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.

(3)	Mr. Black was appointed Director on July 18, 2016.

(4)	Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2020, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 74,380,354 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2020 which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1.0%

Trevor Newton	Common	19,921,500	(2)	26.8%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.7%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	21,152,750		28.4%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

KF Business Ventures, LP	Common Stock	6,000,000		8.1%

Ron Daems	Common Stock	9,600,000		12.9%

(1) Does not include 300,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share, 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

(2) Does not include 1,480,000 vested options pursuant to the 2005 Plan to purchase common stock at a purchase price of $0.10 per share, 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,940,000 vested warrants. Also exclude 320,000 shares that have not yet been issued from a warrant exercise in 2020.

(3) Does not include 1,125,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

See Note 11 - Related Party Transactions in the notes to the consolidated financial statements included in this 10-K filing.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019 is set forth below.

	Year ending December 31, 2020	Year ending December 31, 2019
Audit Fees	$22,000	$29,500
Audit Related Fees	NIL	$500
Tax Fees	$4,500	$2,500
All Other Fees	NIL	$4,000	(1)

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

(1)  An agreed upon procedures engagement regarding the Moss Mine Royalty

PART IV

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
10.24	2019 Stock Option Plan (5)
23.1	Fruci & Associates Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed with the Company’s Form 10SB12g submitted to the SEC on June 25, 2001, SEC file number 0-32919.

(2) Previously filed as an exhibit to the Company’s Information Statement submitted to the SEC on May 21, 2003.

(3) Previously filed as Exhibit 5.1 to the Company’s Form S-8 filed on July 20, 2012 File Number 333-182787.

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. and Subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Refer to Notes 2 and 10 to the financial statements

Description of the Critical Audit Matter

The Company's assessment of the valuation allowance on the deferred tax asset requires management to make significant assumptions related to assessment of whether the net operating loss would be realizable in future periods and the determination whether an allowance is required.

Conclusions on recognizing and measuring assessed valuation involves significant estimates and management judgment. Given the complexity and the subjective nature of the allowance, evaluating management's estimates relating to their determination of the allowance required increased audit effort and a degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management's estimates of the allowance on the deferred tax asset included the following, among others:

•	Recalculation and review of the provision for income taxes and the deferred income tax asset.

•	Independent assessment of the valuation on the allowance recorded on the deferred income tax asset.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

April 13, 2021

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,124,132	$228,250
Marketable securities	221,580	158,282
Royalty receivables	1,076,130	487,060
Prepaid expenses	105,000	149,000
Total current assets	2,526,842	1,022,592

Long-term assets:
Deferred tax asset, net of valuation allowance	1,165,000	–
Royalty interest (see Note 4)	–	300,000
Total long-term assets	1,165,000	300,000

Total assets	$3,691,842	$1,322,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,763	$18,706
Accounts payable and accrued liabilities – related parties	182,618	210,618
Total current liabilities	233,381	229,324

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2020 and 2019, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2020 and 2019, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 and 74,280,354 shares issued and outstanding at December 31, 2020 and 2019, respectively	74,380	74,280
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,476,587	29,161,187
Common shares to be issued	22,400	–
Accumulated other comprehensive income	(16,361)	(16,361)
Accumulated deficit	(26,089,742)	(28,117,035)
Total stockholders' equity	3,458,461	1,093,268

Total liabilities and stockholders' equity	$3,691,842	$1,322,592

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenues	$2,468,078	$1,310,461

Expenses:
Mineral costs	271,062	253,825
Consulting expense	373,839	316,803
Stock based compensation	310,500	149,260
Directors Fees	210,000	210,000
General and administrative	203,808	150,990
Total operating expense	1,369,210	1,080,878

Net income from operations	1,098,867	229,583

Other income (expense):
Impairment of royalty interest	(300,000)	–
Unrealized holding gain on marketable securities	57,528	7,225
Currency exchange	4,878	4,642
Realized loss on sale of marketable securities	–	(1,894)
Other miscellaneous income	1,021	107
Total other income (expense)	(236,574)	10,080

Net Income before taxes	862,293	239,663
Income tax benefit (see Note 10)	1,165,000	–

Net income	$2,027,293	$239,663

Earnings per share, basic and diluted:
Income per common share - basic	$0.03	$0.00
Income per common share - diluted	$0.03	$0.00

Weighted average shares outstanding - basic	74,324,616	69,805,688
Weighted average shares outstanding - diluted	74,380,605	69,805,688

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	issued	Income	Deficit	Total
Balance December 31, 20018	290,000	$290	58,408,854	$58,409	(9,093)	$28,815,798	$–	$(16,361)	$(28,356,698)	$492,345

Exercise of warrants	–	–	8,000,000	8,000	–	697,000	–	–	–	705,000

Exercise of stock options	–	–	20,000	20	–	1,980	–	–	–	2,000

Issuance of restricted common stock	–	–	7,851,500	7,851	–	306,209	–	–	–	314,060

Vesting of stock options	–	–	–	–	–	45,200	–	–	–	45,200

Reclassification of Note Receivable	–	–	–	–	–	(705,000)	–	–	–	(705,000)

Net Income	–	–	–	–	–	–	–	–	239,663	239,663

Balance December 31, 2019	290,000	$290	74,280,354	$74,280	(9,093)	$29,161,187	$–	$(16,361)	$(28,117,035)	$1,093,268

Shares to be issued for warrant exercise	–	–	–	–	–		22,400	–	–	22,400

Issuance of restricted common stock	–	–	100,000	100	–	4,900	–	–	–	5,000

Issuance of stock options	–	–	–	–	–	310,500	–	–	–	310,500

Net income	–	–	–	–	–	–	–	–	2,027,293	2,027,293

Balance December 31, 2020	290,000	$290	74,380,354	$74,380	(9,093)	$29,476,587	$22,400	$(16,361)	$(26,089,742)	$3,458,461

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

Net Income	$2,027,293	$239,663
Adjustments to reconcile net income to net cash used in operating activities:
Compensation expense of stock options	310,500	45,200
Restricted common stock issued for services	5,000	174,060
Impairment of royalty interest	300,000	–
Fair value adjustment for marketable securities	(63,297)	(11,498)
Change in operating assets and liabilities:
Royalties receivables	(589,071)	(242,315)
Prepaid expenses	44,000	–
Deferred tax asset, net of valuation allowance	(1,165,000)	–
Accounts payable and accrued liabilities	32,056	(110,811)
Accounts payable and accrued liabilities – related parties	(27,999)	185,365
Net cash flows provided by operating activities	873,482	279,664

Cash flows from investing activities:
Purchase of royalty interest	–	(190,000)
Proceeds from the sale of marketable securities	–	20,833
Net cash flows used in investing activities	–	(169,167)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,400	2,000
Net cash flows from financing activities	22,400	2,000

Net increase in cash	895,882	112,497
Cash, beginning of year	228,250	115,753
Cash, end of year	$1,124,132	$228,250

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Exercise of warrants in exchange for note receivable	$–	$705,000
Issuance of restricted stock for prepaid director fees	$–	$140,000

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is uncertain and difficult to predict, as the response to the pandemic varies by jurisdiction and medical treatments are still uncertain. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there has been no material impact on the Company’s results of operations other than delays in exploration activity and project assessments. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position and liquidity.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2020.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2020 and 2019.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of December 31, 2020 and 2019, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2020 and 2019, the Company had $851,115 and $0 in excess of the FDIC and CDIC insured limits, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended December 31,
	2020	2019
Numerator:
Net income available to common stockholders	$2,327,293	$239,663

Denominator:
Weighted-average shares, basic	74,324,616	69,805,688
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	55,988	–
Weighted-average shares diluted	74,380,605	69,805,688

Net income per common share, basic	$0.03	$0.00
Net income per common share, diluted	$0.03	$0.00

The following were excluded from the computation of diluted shares outstanding as the exercise price exceeds the average stock closing price for the respective periods:

	For the period ended December 31,
	2020	2019
Common stock equivalents:
Stock options	10,340,000	7,465,000
Stock warrants	9,640,000	11,460,000
Total	19,980,000	18,925,000

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Accumulated other comprehensive income at December 31, 2020 and 2019, consists of foreign currency adjustments related to the Company changing its functional currency from Canadian to U.S. dollar in 2003.

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

The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under this standard, the Company values all equity classified awards at their grant-date under ASC718.

Stock-based Compensation

The Company accounts for equity-based transactions with nonemployees awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): ASU 2018-07 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at December 31, 2020 and 2019 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2020		December 31, 2019
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$221,580	$221,580	$158,282	$158,282

Revenue Recognition

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. The contract with Golden Vertex is documented in the Purchase and Sale Agreement dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation in the contract required Patriot to relinquish its 30% interest in the Moss Mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss Mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss Mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty are recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss Mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

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

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2020, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2020 and 2019, the Company incurred no exploration expenses on the Vernal property.

Moss Mine Property

In 2004, the Company obtained a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona. In 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Subsequently, ISGC transferred its rights to Northern Vertex Mining Corp. (“Northern Vertex”). In 2016, it was determined that Northern Vertex had met the required conditions to earn an undivided 70% interest in the Moss Mine. As such, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. See Note 4 for additional information regarding the royalty from the Moss Mine.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2020, the company has incurred approximately $816,928 of exploration expenses on the Windy Peak Property, and $129,719 and $195,122 were spent for the years ended December 31, 2020 and 2019, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consists of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. Access to the project area is by paved highway, followed by a short stretch of gravel road.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2020, the company has incurred approximately $229,357 of fees and exploration expenses on the Rainbow Mountain Property, and $141,343 and $58,703 were spent for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company’s has a 3% net smelter return royalty on the Moss Mine in Arizona. For the years ended December 31, 2020 and 2019, the Company earned royalties of $2,468,078 and $1,310,461, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. Canamex has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2020, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of December 31, 2020, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. The combined compensation costs charged against those plans was $310,500 and $45,200 for the years ended December 31, 2020 and 2019, respectively.

The 2019 Plan, the 2014 Plan, the 2012 Plan and the 2005 Plan reserve and make available for grant common stock shares of up to 9,500,000, 5,000,000, 3,900,000 and 2,000,000, respectively. In November 2015, the 2005 Stock Option Plan expired so that no share may be granted pursuant to this Plan. No option can be granted under the plans 10 years after the plan inception date.

Options granted to officers or employees under the plans may be incentive stock options or non-qualified stock options. Options granted to directors, consultants, and independent contractors are limited to non-qualified stock options.

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

As of December 31, 2020, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

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

	2020	2019
Risk-free interest rate	0.92%	N/A
Expected life in years	10 years	N/A
Volatility	356%	N/A
Expected dividend yield	0%	N/A
Exercise Price	$0.10	N/A

The following table summarizes stock option activity and related information for the years ended December 31, 2020 and 2019:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2018	7,485,000	$0.10	7.48	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	(20,000)	0.10
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	2,875,000	0.10
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00

Exercisable at December 31, 2020	10,340,000	$0.10	6.72	0.00

The following table summarized information pertaining to unvested stock options for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	350,000	$0.113
Granted	–	–
Vested	(350,000)	0.113
Exercised / forfeited	–	–
Unvested at December 31, 2019	–	$–
Granted	–	–
Vested	–	–
Exercised / forfeited	–	–
Unvested at December 31, 2020	–	$–

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2020, the Company had 74,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

During 2020, 320,000 warrants were exercised for $22,400 and are included in common shares to be issued at December 31, 2020.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2020 and 2019. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2018	32,446,957	$0.09
Issued	–	–
Canceled / exercised	(8,000,000)	0.09
Expired	(12,786,957)	–
Outstanding December 31, 2019	11,660,000	$0.09
Issued	–	–
Canceled / exercised	(320,000)	0.07
Expired	(1,500,000)	0.08
Outstanding December 31, 2020	9,840,000	$0.12

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 11 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2020, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of December 31, 2020, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.06 - $0.08	520,000	$0.07	1.19
$0.09 - $0.14	6,320,000	$0.11	3.39
$0.15 - $0.21	3,000,000	$0.16	4.72

Total Outstanding December 31, 2020	9,840,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2020, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2020, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $8,700,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company periodically assesses available positive and negative evidence to determine whether it is more likely than not the deferred tax asset will be realized. Realization of a deferred tax asset requires management to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. Prior to 2020, no tax benefit had been reported in the financial statements, because the Company had experienced consistent, significant net losses and as such, believed there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential tax benefits of the loss carryforwards were offset by a valuation allowance of the same amount. However, as the royalty revenue from the Moss Mine has become consistent and the Company posted positive earnings for the years ended December 31, 2020 and 2019, the NOLs have begun to be utilized. While it is unclear whether future years will produce enough net income to fully utilize all of the deferred tax assts, management no longer believes that there is a 50% or greater chance that all of the carryforwards will expire unused. As such, the Company has reversed 50% of the valuation allowance against the deferred tax asset and have recognized an income tax benefit of $1,165,000.

Deferred tax assets of the Company are as follows:

	2020	2019
Loss carryforwards	$1,827,000	$2,100,000
Stock compensation expense	239,000	174,000
Mineral property amortization	264,000	44,000
Deferred tax asset	2,330,000	2,318,000

Less valuation allowance	(1,165,000)	(2,318,000)
Deferred tax asset recognized	$1,165,000	$–

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2020	2019
Computed expected tax benefit (liability)	$244,082	$63,339
Permanent differences	(19,616)	9,102
Other	(212,466)	14,559
Change in valuation allowance	1,153,000	(87,000)
Income tax provision	$1,165,000	$–

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, Mr. Zachary Black, a Board Member, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Black provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2020 and 2019, Mr. Black was paid fees in the amount of $14,370 and $67,394, respectively.

For the year ended December 31, 2019, Mr. Robert Coale, Chairman of the Board, received 250,000 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $10,000. Mr. Coale provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services.

For the year ended December 31, 2019, Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, received 2,101,500 shares of restricted common stock, in lieu of cash, for services provided to the Company. The Restricted Common Stock is restricted for a period of three years following the date of grant. The shares were valued at $0.04 for total non-cash expense of $84,060. Mr. Newton provides consulting services to the Company pursuant to a consulting agreement.  He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2020 and 2019, Mr. Newton was paid fees in the amount of $282,147 and $218,848, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $70,000 for the years ended December 31, 2020 and 2019, recorded as Directors Fees Expense. The fees for 2021 are recorded as Prepaid Expenses as of December 31, 2020, in the amount of $70,000.

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

NOTE 12 - SUBSEQUENT EVENTS

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

PATRIOT GOLD CORP.

Dated: April 14, 2021	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	April 14, 2021

/s/ Robert Coale Robert Coale	Director	April 14, 2021

/s/ Zachary Black Zachary Black	Director	April 14, 2021

28