Form 10-Q
period 2021-06-30
PATRIOT GOLD CORP
filed 2021-08-09
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,380,354 shares of common stock, $0.001 par value, issued and outstanding as of August 9, 2021.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020

ASSETS
Current assets:
Cash	$1,307,703	$1,124,132
Marketable securities	198,256	221,580
Royalty receivables	980,182	1,076,130
Prepaid expenses	85,631	105,000
Total current assets	2,571,772	2,526,842

Long-term assets:
Deferred tax asset, net of valuation allowance	1,165,000	1,165,000
Royalty interest (see Note 4)	–	–
Total long-term assets	1,165,000	1,165,000

Total assets	$3,736,772	$3,691,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,980	$50,763
Accounts payable and accrued liabilities – related parties	73,240	182,618
Total current liabilities	131,220	233,381

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at June 30, 2021 and December 31, 2020, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at June 30, 2021 and December 31, 2020, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	74,380	74,380
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,476,587	29,476,587
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income	(16,190)	(16,361)
Accumulated deficit	(25,942,822)	(26,089,742)
Total stockholders' equity	3,605,552	3,458,461

Total liabilities and stockholders' equity	$3,736,772	$3,691,842

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$497,351	$541,402	$980,181	$929,780

Expenses:
Mineral costs	123,444	23,434	373,842	107,432
Consulting expense	109,659	73,544	217,710	137,885
Directors Fees	52,500	52,500	105,000	105,000
General and administrative	84,373	36,390	111,833	80,512
Total operating expense	369,976	185,868	808,385	430,829

Net income from operations	127,375	355,534	171,796	498,951

Other income (expense):
Unrealized holding gain (loss) on marketable securities	28,552	46,251	(27,349)	(26,604)
Currency exchange	345	2,423	2,473	(6,509)
Other miscellaneous income	–	1,021	–	1,021
Total other income (expense)	28,897	49,695	(24,876)	(32,092)

Net income	156,272	405,229	146,920	466,859

Other comprehensive income (loss)
Foreign currency translation adjustment	316	–	171	–
Comprehensive income	$156,588	$405,229	$147,091	$466,859

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.01	$0.00	$0.01
Income per common share - diluted	$0.00	$0.01	$0.00	$0.01

Weighted average shares outstanding - basic	74,380,354	74,280,354	74,380,354	74,280,354
Weighted average shares outstanding - diluted	78,933,721	74,280,354	78,933,721	74,280,354

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Common Stock		Treasury	Additional Paid-In	Common Shares To be	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Shares	Par Value	Stock	Capital	Issued	Income	Deficit	Total
For the 3 months ended June 30, 2020
Balance March 31, 2020	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(28,055,405)	$1,154,898

Net income	–	–	–	–	–	–	–	–	405,229	405,229

Balance June 30, 2020	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(27,650,176)	$1,560,127

For the 6 months ended June 30, 2020
Balance December 31, 2019	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(28,117,035)	$1,093,268

Net income	–	–	–	–	–	–	–	–	466,859	466,859

Balance June 30, 2020	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(27,650,176)	$1,560,127

For the 3 months ended June 30, 2021
Balance March 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,506)	$(26,099,094)	$3,448,964

Net income and comprehensive income	–	–	–	–	–	–	–	316	156,272	156,588

Balance June 30, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,190)	$(25,942,822)	$3,605,552

For the 6 months ended June 30, 2021
Balance December 31, 2020	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,361)	$(26,089,742)	$3,458,461

Net income and comprehensive income	–	–	–	–	–	–	–	171	146,920	147,091

Balance June 30, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,190)	$(25,942,822)	$3,605,552

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

Net Income	$146,920	$466,859
Adjustments to reconcile net income to net cash used in operating activities:
Fair value adjustment for marketable securities	23,323	32,030
Change in operating assets and liabilities:
Royalty receivables	95,949	(307,016)
Prepaid expenses	19,368	41,000
Accounts payable and accrued liabilities	7,218	26,824
Accounts payable and accrued liabilities – related parties	(109,378)	19,306
Net cash flows provided by operating activities	183,400	279,003

Cash flows used in investing activities	–	–

Cash flows from financing activities	–	–

Foreign exchange effect on cash	171	–

Net increase in cash	183,571	279,003
Cash, beginning of period	1,124,132	228,250
Cash, end of period	$1,307,703	$507,253

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2021.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of June 30, 2021 and December 31, 2020, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At June 30, 2021, the Company had $1,033,581 and $0 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended June 30,
	2021	2020
Numerator:
Net income available to common stockholders	$147,091	$466,859

Denominator:
Weighted-average shares, basic	74,380,354	74,280,354
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock options and warrants	4,553,367	–
Weighted-average shares diluted	78,933,721	74,280,354

Net income per common share, basic	$0.00	$0.01
Net income per common share, diluted	$0.00	$0.01

The following were excluded from the computation of diluted shares outstanding as the exercise price exceeds the average stock closing price for the respective periods:

	For the period ended June 30,
	2021	2020
Common stock equivalents:
Stock options	–	7,465,000
Stock warrants	3,000,000	11,460,000
Total	3,000,000	18,925,000

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at June 30, 2021 and December 31, 2020 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2021		December 31, 2020
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$198,256	$198,256	$221,580	$221,580

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

New Accounting Pronouncements

The Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” effective January 1, 2021. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. There was no material impact on the consolidated financial statements as a result of the adoption of this standard.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of June 30, 2021, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the six months ended June 30, 2021 and 2020, the Company incurred no exploration expenses on the Vernal property.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2021, the company has incurred approximately $1,092,628 of exploration expenses on the Windy Peak Property, and $275,700 and $95,498 were spent for the six months ended June 30, 2021 and 2020, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consists of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. Access to the project area is by paved highway, followed by a short stretch of gravel road.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2021, the company has incurred approximately $327,499 of fees and exploration expenses on the Rainbow Mountain Property, and $98,142 and $11,937 were spent for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company’s has a 3% net smelter return royalty on the Moss Mine in Arizona. For the six months ended June 30, 2021 and 2020, the Company earned royalties of $980,181 and $929,780, respectively. As of June 30, 2021 and December 31, 2020, the Company had Royalties Receivables of $980,182 and $1,076,130, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. Canamex has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of June 30, 2021, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering oil sands leases in the Cadotte area of Peace River, Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of June 30, 2021, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. There were no compensation costs charged against those plans for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the six months ended June 30, 2021. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2021	2020
Risk-free interest rate	N/A	0.92%
Expected life in years	N/A	10 years
Volatility	N/A	356%
Expected dividend yield	N/A	0%
Exercise Price	N/A	$0.10

The following table summarizes stock option activity and related information for the period ended June 30, 2021:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	2,875,000	0.10
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00
Option granted	–	–
Options cancelled / expired	–
Options exercised	–
Balance June 30, 2021	10,340,000	$0.10	6.23	0.00

Exercisable at June 30, 2021	10,340,000	$0.10	6.23	0.00

There are no unvested stock options at June 30, 2021.

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of June 30, 2021, the Company had 74,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

During 2020, 320,000 warrants were exercised for $22,400 and are included in common shares to be issued at June 30, 2021 and December 31, 2020, respectively.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended June 30, 2021. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	11,660,000	$0.12
Issued	–	–
Canceled / exercised	(320,000)	0.07
Expired	(1,500,000)	0.08
Outstanding December 31, 2020	9,840,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	0.05
Outstanding June 30, 2021	9,640,000	$0.13

The following tables summarizes outstanding warrants as of June 30, 2021, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.06 - $0.08	320,000	$0.08	1.41
$0.09 - $0.14	6,320,000	$0.11	2.894
$0.15 - $0.21	3,000,000	$0.16	4.22

Total Outstanding June 30, 2021	9,640,000

NOTE 9 - PREFERRED STOCK

As of June 30, 2021, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2021 and 2020, Mr. Black was paid fees in the amount of $56,248 and $14,370, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2021 and 2020, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement.  He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2021 and 2020, Mr. Newton was paid fees in the amount of $161,955 and $106,737, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In 2019, in lieu of cash, Mr. Newton opted to receive his director fees for 2019 - 2021 in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $52,500 for the six months ended June 30, 2021 and 2020, recorded as Directors Fees Expense. The remainder of the fees for 2021 are recorded as Prepaid Expenses as of June 30, 2021, in the amount of $35,000.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2021 after payment of accounts payable outstanding at June 30, 2021. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

During the three months ended June 30, 2021 and 2020, we had revenues of $497,351 and $541,402, respectively, resulting from the Moss Mine royalty. During the six months ended June 30, 2021 and 2020, we had revenues of $980,181 and $929,780, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended June 30, 2021 was $156,588 compared to net profit of $405,229 for the three months ended June 30, 2020. Net profit for the six months ended June 30, 2021 was $147,091 compared to net profit of $466,859 for the six months ended June 30, 2020. The change in profitability is primarily due to the increase in mineral costs at Windy Peak and Rainbow Mountain of $266,410, compared to the prior year. In addition, the change in net profit is comprised of an approximate $80,000 increase in consulting expenses and a $31,000 increase in general and administrative expenses.

For the three months ended June 30, 2021 and 2020, mineral and exploration expenses were $123,444 and $23,434, respectively. For the six months ended June 30, 2021 and 2020, mineral and exploration expenses were $373,842 and $107,432, respectively. The increase in 2021 is primarily due to drilling and consulting expenditures on the Windy Peak and Rainbow Mountain projects.

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $84,373 and $36,390, respectively. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $111,833 and $80,512, respectively. The increase in 2021 is primarily due to income tax payments made to the state of Arizona.

For the three months ended June 30, 2021 and 2020, other income (expenses) were $28,897 and $49,695, respectively. For the six months ended June 30, 2021 and 2020, other income (expenses) were ($24,876) and ($32,092), respectively. The change in other income/expense is due to an approximate $18,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,736,772 at June 30, 2021 consisting primarily of $1,307,703 of cash, $198,256 of marketable securities, $980,182 of royalty receivables, and $85,631 of prepaid expenses. We had total liabilities of $131,220 at June 30, 2021, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2021:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $183,400 and $279,003 for the six months ended June 30, 2021 and 2020, respectively. The $95,603 decrease in cash provided by operations was primarily due to the change in accounts payable, offset by a change in royalty receivables.

There were no investing or financing activities for the six months ended June 30, 2021 and 2020.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2021

PATRIOT GOLD CORP.

By:   /s/ Trevor Newton

Trevor Newton

Chief Executive Officer and President

