Form 10-Q
period 2021-09-30
PATRIOT GOLD CORP
filed 2021-11-15
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 74,380,354 shares of common stock, $0.001 par value, issued and outstanding as of November 15, 2021.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020

ASSETS
Current assets:
Cash	$1,454,758	$1,124,132
Marketable securities	154,412	221,580
Royalty receivables	857,822	1,076,130
Prepaid expenses	60,067	105,000
Total current assets	2,527,059	2,526,842

Long-term assets:
Deferred tax asset, net of valuation allowance	1,165,000	1,165,000
Royalty interest (see Note 4)	–	–
Total long-term assets	1,165,000	1,165,000

Total assets	$3,692,059	$3,691,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,588	$50,763
Accounts payable and accrued liabilities – related parties	128,565	182,618
Total current liabilities	189,153	233,381

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at September 30, 2021 and December 31, 2020, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at September 30, 2021 and December 31, 2020, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	74,380	74,380
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,476,587	29,476,587
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income	(16,214)	(16,361)
Accumulated deficit	(26,045,444)	(26,089,742)
Total stockholders' equity	3,502,906	3,458,461

Total liabilities and stockholders' equity	$3,692,059	$3,691,842

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$360,470	$804,545	$1,340,652	$1,734,325

Expenses:
Mineral costs	137,623	19,578	511,465	127,010
Consulting expense	164,572	131,546	382,283	269,431
Directors Fees	52,500	52,500	157,500	157,500
General and administrative	64,091	58,633	175,924	139,145
Total operating expense	418,786	262,257	1,227,172	693,086

Net income (loss) from operations	(58,316)	542,288	113,480	1,041,239

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(40,914)	96,159	(68,263)	69,555
Currency exchange	(3,392)	2,189	(919)	(4,320)
Other miscellaneous income	–	–	–	1,021
Total other income (expense)	(44,306)	98,348	(69,182)	66,256

Net income (loss)	(102,622)	640,636	44,298	1,107,495

Other comprehensive income (loss)
Foreign currency translation adjustment	(24)	–	147	–
Comprehensive income (loss)	$(102,646)	$640,636	$44,445	$1,107,495

Earnings per share, basic and diluted:
Income per common share - basic	$(0.00)	$0.01	$0.00	$0.01
Income per common share - diluted	$(0.00)	$0.01	$0.00	$0.01

Weighted average shares outstanding - basic	74,380,345	74,313,858	74,380,354	74,305,901
Weighted average shares outstanding - diluted	74,380,345	74,327,914	77,473,468	74,319,957

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Common Stock			Additional	Common Shares To	Accumulated Other
	Shares	Par Value	Shares	Par Value	Treasury Stock	Paid-In Capital	be Issued	Comprehensive Income	Retained Deficit	Total
For the 3 months ended 9/30/20
Balance 6/30/20	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(27,650,176)	$1,560,127

Issuance of restricted common stock	–	–	100,000	100	–	4,900	–	–	–	5,000

Net income	–	–	–	–	–	–	–	–	640,636	640,636

Balance 9/30/20	290,000	$290	74,380,354	$74,380	$(9,093)	$29,166,087	$–	$(16,361)	$(27,009,540)	$2,205,763

For the 9 months ended 9/30/20
Balance 12/31/19	290,000	$290	74,280,354	$74,280	$(9,093)	$29,161,187	$–	$(16,361)	$(28,117,035)	$1,093,268

Issuance of restricted common stock	–	–	100,000	100	–	4,900	–	–	–	5,000

Net income	–	–	–	–	–	–	–	–	1,107,495	1,107,495

Balance 9/30/20	290,000	$290	74,380,354	$74,380	$(9,093)	$29,166,087	$–	$(16,361)	$(27,009,540)	$2,205,763

For the 3 months ended 9/30/21
Balance 6/30/21	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,190)	$(25,942,822)	$3,605,552

Net loss	–	–	–	–	–	–	–	(24)	(102,622)	(102,646)

Balance 9/30/21	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,214)	$(26,045,444)	$3,502,906

For the 9 months ended 9/30/21
Balance 12/31/20	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,361)	$(26,089,742)	$3,458,461

Net income	–	–	–	–	–	–	–	147	44,298	44,445

Balance 9/30/21	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,214)	(26,045,444)	3,502,906

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Net Income	$44,298	$1,107,495
Adjustments to reconcile net income to net cash used in operating activities:
Restricted Common stock issued for services	–	5,000
Fair value adjustment for marketable securities	67,168	(66,272)
Change in operating assets and liabilities:
Royalty receivables	218,309	(672,796)
Prepaid expenses	44,932	39,661
Accounts payable and accrued liabilities	9,825	(3,109)
Accounts payable and accrued liabilities – related parties	(54,053)	(54,363)
Net cash flows provided by operating activities	330,479	355,616

Cash flows used in investing activities	–	–

Cash flows from financing activities	–	–

Foreign exchange effect on cash	147	–

Net increase in cash	330,626	355,616
Cash, beginning of period	1,124,132	228,250
Cash, end of period	$1,454,758	$583,866

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and development. Currently the Company is undertaking programs in Nevada. The Company’s common stock trades on the Canadian Securities Exchange under the symbol PGOL, and also on the Over-The-Counter (“OTCQB”) market under the symbol PGOL.

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

Risks and Uncertainties

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is uncertain and difficult to predict, as the response to the pandemic varies by jurisdiction. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there has been no material impact on the Company’s results of operations other than delays in exploration activity and project assessments. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position and liquidity.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2021.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of September 30, 2021 and December 31, 2020, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At September 30, 2021, the Company had $1,136,249 and $0 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the nine months ended September 30,
	2021	2020
Numerator:
Net income available to common stockholders	$44,445	$1,107,495

Denominator:
Weighted-average shares, basic	74,380,354	74,305,901
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock options and warrants	3,093,114	14,056
Weighted-average shares diluted	77,473,468	74,319,957

Net income per common share, basic	$0.00	$0.01
Net income per common share, diluted	$0.00	$0.01

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

The Company has granted Restricted Common Stock, where the Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at September 30, 2021 and December 31, 2020 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	September 30, 2021		December 31, 2020
	Using Level 1	Total	Using Level 1	Total
Assets:
Marketable securities	$154,412	$154,412	$221,580	$221,580

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

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of September 30, 2021, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the nine months ended September 30, 2021 and 2020, the Company incurred no exploration expenses on the Vernal property.

Moss Mine Property

In 2004, the Company obtained a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona. In 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Subsequently, ISGC transferred its rights to Elevation Gold Mining Corporation (“Elevation”), formerly known as Northern Vertex Mining Corp. In 2016, it was determined that Elevation had met the required conditions to earn an undivided 70% interest in the Moss Mine. As such, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly owned subsidiary of Elevation) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. See Note 4 for additional information regarding the royalty from the Moss Mine.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the Bureau of Land Management (“BLM”) and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of September 30, 2021, the company has incurred approximately $1,173,975 of exploration expenses on the Windy Peak Property, and $357,047 and $124,056 were spent for the nine months ended September 30, 2021 and 2020, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. In August, 2021, the Company relinquished these claims to the BLM and have completed the required reclamation work. As a result, the Company has requested a refund of its reclamation deposit of $7,074 and anticipates receiving this refund once the BLM has inspected and approved the reclamation work.

As of September 30, 2021, the company has incurred approximately $383,776 of fees and exploration expenses on the Rainbow Mountain Property, and $154,419 and $13,194 were spent for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company’s has a 3% net smelter return royalty on the Moss Mine in Arizona. For the nine months ended September 30, 2021 and 2020, the Company earned royalties of $1,340,652 and $1,734,325, respectively. As of September 30, 2021 and December 31, 2020, the Company had Royalties Receivables of $857,822 and $1,076,130, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. Canamex has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of September 30, 2021, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company will receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering oil sands leases in the Cadotte area of Peace River, Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company will be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of September 30, 2021, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 and the 2005 Stock Option Plan (the “2005 Plan”) in November 2005. There were no compensation costs charged against those plans for the nine months ended September 30, 2021 and 2020, respectively.

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

The plans are administered by the Board of Directors, or a committee designated by the Board of Directors. Subject to specified limitations, the Board of Directors or the Committee has full authority to grant options and establish the terms and conditions for vesting and exercise thereof. However, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000.

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

As of September 30, 2021, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the nine months ended September 30, 2021. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2021	2020
Risk-free interest rate	N/A	0.92%
Expected life in years	N/A	10 years
Volatility	N/A	356%
Expected dividend yield	N/A	0%
Exercise Price	N/A	$0.10

The following table summarizes stock option activity and related information for the period ended September 30, 2021:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	2,875,000	0.10
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance September 30, 2021	10,340,000	$0.10	5.98	0.00

Exercisable at September 30, 2021	10,340,000	$0.10	5.98	0.00

There are no unvested stock options at September 30, 2021.

The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of September 30, 2021, the Company had 74,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

During 2020, 320,000 warrants were exercised for $22,400 and are included in common shares to be issued at September 30, 2021 and December 31, 2020, respectively.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended September 30, 2021. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	11,660,000	$0.12
Issued	–	–
Canceled / exercised	(320,000)	0.07
Expired	(1,500,000)	0.08
Outstanding December 31, 2020	9,840,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	0.05
Outstanding September 30, 2021	9,640,000	$0.13

The following tables summarizes outstanding warrants as of September 30, 2021, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.06 - $0.08	320,000	$0.08	1.16
$0.09 - $0.14	6,320,000	$0.11	2.64
$0.15 - $0.21	3,000,000	$0.16	3.97

Total Outstanding September 30, 2021	9,640,000

NOTE 9 - PREFERRED STOCK

As of September 30, 2021, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2021 and 2020, Mr. Black was paid fees in the amount of $56,248 and $14,370, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2021 and 2020, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2021 and 2020, Mr. Newton was paid fees in the amount of $305,271 and $164,247, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of September 30, 2021, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the nine months ended September 30, 2021 and 2020, consulting fees were paid in the amount of $27,090 and $27,090, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In 2019, in lieu of cash, Mr. Newton opted to receive his director fees for 2019 - 2021 in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $52,500 for the nine months ended September 30, 2021 and 2020, recorded as Directors Fees Expense. The remainder of the fees for 2021 are recorded as Prepaid Expenses as of September 30, 2021, in the amount of $17,500.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-Q or in documents incorporated by reference in this Annual Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2021 after payment of accounts payable outstanding at September 30, 2021. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

During the three months ended September 30, 2021 and 2020, we had revenues of $360,470 and $804,545, respectively, resulting from the Moss Mine royalty. During the nine months ended September 30, 2021 and 2020, we had revenues of $1,340,652 and $1,734,325, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the three months ended September 30, 2021 was $102,622 compared to net profit of $640,636 for the three months ended September 30, 2020. Net profit for the nine months ended September 30, 2021 was $44,298 compared to net profit of $1,107,495 for the nine months ended September 30, 2020. The change in profitability is primarily due to the increase in mineral costs at Windy Peak and Rainbow Mountain of $384,455, compared to the prior year. In addition, the change in net profit is comprised of an approximate $113,000 increase in consulting expenses and a $37,000 increase in general and administrative expenses.

For the three months ended September 30, 2021 and 2020, mineral and exploration expenses were $137,623 and $19,578, respectively. For the nine months ended September 30, 2021 and 2020, mineral and exploration expenses were $511,465 and $127,010, respectively. The increase in 2021 is primarily due to drilling and consulting expenditures on the Windy Peak and Rainbow Mountain projects.

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $64,091 and $58,633, respectively. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $175,924 and $139,145, respectively. The increase in 2021 is primarily due to income tax payments made to the state of Arizona.

 For the three months ended September 30, 2021 and 2020, other income (expenses) were ($44,306) and $98,348, respectively. For the nine months ended September 30, 2021 and 2020, other income (expenses) were ($69,182) and $66,256, respectively. The change in other income/expense is due to an approximate $138,000 increase in unrealized holding losses on marketable securities.

 Liquidity and Capital Resources

We had total assets of $3,692,059 at September 30, 2021 consisting primarily of $1,454,758 of cash, $154,412 of marketable securities, $857,822 of royalty receivables, and $60,067 of prepaid expenses. We had total liabilities of $189,153 at September 30, 2021, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2021:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $330,479 and $355,616 for the nine months ended September 30, 2021 and 2020, respectively. The $25,138 decrease in cash provided by operations was primarily due to the decline in net income, the change in the fair value adjustment for marketable securities, offset by a change in royalty receivables.

There were no investing or financing activities for the nine months ended September 30, 2021 and 2020.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Dated: November 15, 2021

PATRIOT GOLD CORP.

By:   /s/ Trevor Newton

Trevor Newton

Chief Executive Officer and President

