Form 10-K
period 2021-12-31
PATRIOT GOLD CORP
filed 2022-03-29
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2021 was approximately $4,744,502.

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2022 was 74,380,354 shares.

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

iii

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

In March 2011, ISGC transferred its rights to the Exploration and Option to Enter Joint Venture Agreement dated February 28, 2011, to Elevation Gold Mining Corporation (“Elevation”), formerly known as Northern Vertex Capital Inc.

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

On April 25, 2017, Provex and Canamex Resources Corp. (“Buyer”) entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30 percent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement. The Company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

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

On June 27, 2019, the Company approved a change in its fiscal year end from May 31 to December 31.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date, we have two gold projects located in the southwest United States. In May 2016, we sold our interest in the Moss Mine project and retained a royalty. In April 2017, we sold our interest in the Bruner project and retained a royalty. Our current project inventory consists of the Vernal project and the Windy Peak project.

Financing

There were no financing activities undertaken by the Company during the fiscal year ended December 31, 2021. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

On April 25, 2017, Provex and Canamex Resources Corp. (“Buyer) entered into a purchase and sale agreement whereby Canamex Resources purchased our 30-per-cent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer has the option to buy-down half of the NSR royalty for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

On May 23, 2017, the Company caused the incorporation of its wholly owned subsidiary, Patriot Gold Canada Corp (“Patriot Canada”), under the laws of British Columbia, Canada.

On May 7, 2018, the Company caused the name change of our wholly owned subsidiary, Provex Resources Inc. to Goldbase, Inc. (“Goldbase”) under the laws of Nevada.

On June 27, 2019, the Company approved a change in its fiscal year end from May 31 to December 31.

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

Our property holdings as of December 31, 2021 consist of the Vernal Property and the Windy Peak Property

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

In April 2017, Canamex Resources (“Buyer”) purchased our interest in the Bruner properties for US$1.0 million cash, and we retained a two percent net smelter return royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer has the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

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

The Rainbow Mountain Property Location in Nevada

MOUNTAIN
Lahontan Summit

1:24,000

Rainbow Mountain (RBM) 1-81
T18N,R31E Churchill County, Nevada

Description and Location of the Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. Access to the project area is by paved highway, followed by a short stretch of gravel road.

The Property claims were held as unpatented federal land claims administered under the Department of Interior, BLM. In order to acquire an unpatented mineral claim, the land must be open to mineral entry. Federal law specifies that a claim must be located or “staked” and site boundaries be distinctly and clearly marked to be readily identifiable on the ground in addition to filing the appropriate state and or federal documentation such as Location Notice, Claim Map, Notice of Non-liability for Labor and Materials Furnished, Notice of Intent to Hold Mining Claims, Maintenance Fee Payment and fees to secure the claim. The State may also establish additional requirements regarding the manner in which mining claims and sites are located and recorded. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. The Property surface estate and mineral rights are federally owned and subject to BLM regulations. None of the Property claims have been legally surveyed. Although our legal access to unpatented Federal claims cannot be denied, staking or operating a mining claim does not provide the claim holder exclusive rights to the surface resources (unless a right was determined under Public Law 84-167), establish residency or block access to other users. Regulations managing the use and occupancy of the public lands for development of locatable mineral deposits by limiting such use or occupancy to that which is reasonably incident is found in 43 CFR 3715. These Regulations apply to public lands administered by the BLM.

Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep claims in good standing, and provided the filings are kept current such claims can be kept in perpetuity.

Geology of the Rainbow Mountain Property Area

The claim area roughly encompassed nearly the full extent of Rainbow Mountain, and specifically a prominent zone of northeast-striking faults which transect the central part of Rainbow Mountain. This complex fault zone involves three discrete Tertiary volcanic units comprised of basalt, dacite, and olivine basalt. Individual fault traces are well exposed locally and are often coincident with the contacts between the individual lithologic units. Many of the fault traces exhibit prominent fault breccia and hydrothermal breccia, and surface samples of this material returned anomalous gold and silver values up to 0.807 ppm and 1.6 ppm, respectively.

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

Current Exploration

The Company conducted an exploration program to assess the potential for economically viable mineralization. The exploration program was permitted by the BLM. The Company initiated drilling in December of 2020. In light of the assay results of the drilling program, the Company opted to not renew the claims associated with the Rainbow Mountain project.

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

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $.12 (CDN).

Holders

On December 31, 2021, there were approximately seventy-eight (78) holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued or exercised during the year ending December 31, 2021. There were 200,000 warrants that were cancelled or expired. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised or cancelled or expired during the year ending December 31, 2021. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2021, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2021
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2012 Stock Option Plan	3,745,000	$0.10	155,000
2014 Stock Option Plan	4,815,000	$0.10	185,000
2019 Stock Option Plan	–	–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2021:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2021.

Stock Based Compensation

For the year ended December 31, 2021, there was no stock based compensation awarded.

Item 6.          Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for 2022 after payment of accounts payable outstanding at December 31, 2021. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2021, we continued our evaluation work on our Vernal project, Windy Peak project and Rainbow Mountain project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2022.

Results of Operations

The Twelve Months Ended December 31, 2021 compared to the Twelve Months Ended December 31, 2020

During the years ended December 31, 2021 and 2020, we had revenues of $1,737,707 and $2,468,078, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the year ended December 31, 2021 was $152,340 compared to net income of $2,027,293 for the year ended December 31, 2020, for an approximate $1,875,000 decrease in net income. The decrease in the net income is primarily due to the $730,000 decrease of royalty revenue received from the Moss Mine, as a result of fluctuations in Moss Mine’s gold/silver production. In addition, due to a change in the deferred income tax valuation allowance, the Company recognized an income tax benefit of $1,165,000 in 2020. This was offset by an approximate $161,000 decrease in stock based compensation expense and a $300,000 charge due to the impairment of the royalty asset in 2020.

For the years ended December 31, 2021 and 2020, mineral and exploration expenses were $505,788 and $271,062, respectively, for an approximate $235,000 increase. The increase is primarily due to an increase of $281,000 expenditures on the Windy Peak project, offset by a decrease of $43,000 expenditures on the Rainbow Mountain project.

For the years ended December 31, 2021 and 2020, general and administrative expenses were $220,939 and $203,808, respectively, for an approximate $17,000 increase, primarily due to an increase in state income taxes.

For the years ended December 31, 2021 and 2020, other income (expense) was $(107,277) and ($236,574), respectively. The change in other income (expense) is due to the $300,000 impairment of a royalty interest in 2020, offset by an approximated $164,000 increase in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,787,437 at December 31, 2021 consisting primarily of $1,417,275 of cash and $116,106 of marketable securities. We had total liabilities of $176,636 at December 31, 2021, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2022:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $293,234 and $873,482 for the years ended December 31, 2021 and 2020, respectively. The $580,000 decrease in cash provided by operations was primarily due to the decrease in royalty revenue, offset by the change in the deferred tax asset account.

There were no cash provided by (used in) investing activities for the years ended December 31, 2021 and 2020.

Financing activities during the years ended December 31, 2021 and 2020 generated cash of $0 and $22,400, respectively, from the exercise of stock options and warrants.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2021 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended December 31, 2021, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	81	October 13, 2005(1)
Trevor Newton (2)	President, Chief Executive Officer, Secretary Treasurer, and Director	52	October 9, 2014
Zachary Black (3)	Director	41	July 18, 2016

(1)	Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Secretary and Treasurer.
(3)	Mr. Black was appointed Director on July 18, 2016.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2021 and 2020 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2021, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2021 and whose total compensation during the year ended December 31, 2021 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2021 and whose total compensation during the year ended December 31, 2021 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Newton	2021	0	0	70,000	0	0	0	391,176	461,176
	2020	0	0	70,000	216,000	0	0	282,147	568,147

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Trevor Newton	1,250,000	(1)	0	0	0.10	December 24, 2025	0	0	0	0
Trevor Newton	1,000,000	(2)	0	0	0.10	September 5, 2027	0	0	0	0
Trevor Newton	1,000,000	(3)	0	0	0.10	February 15, 2028	0	0	0	0
Trevor Newton	2,000,000	(4)	0	0	0.10	December 10, 2030	0	0	0	0

(1)	On December 24, 2015 Mr. Newton was granted the right to purchase 1,250,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $84,152.
(2)	On September 5, 2017, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $80,100.
(3)	On February 15, 2018, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $77,500.
(4)	On December 10, 2020, Mr. Newton was granted the right to purchase 2,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2012 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $216,000.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2021 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	0	70,000	0	0	0	391,176	461,176
Zachary Black (3)	70,000	0	0	0	0	56,248	126,248

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.
(3)	Mr. Black was appointed Director on July 18, 2016.
(4)	Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2021, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 74,380,354 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2021 which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1.0%

Trevor Newton	Common	19,921,500	(2)	26.8%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.7%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	21,152,750		28.4%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

Ron Daems	Common Stock	9,600,000		12.9%

(1)	Does not include 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.
(2)	Does not include 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,940,000 vested warrants. Also exclude 320,000 shares that have not yet been issued from a warrant exercise in 2020.
(3)	Does not include 1,225,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020 is set forth below.

	Year ending December 31, 2021	Year ending December 31, 2020
Audit Fees	$28,025	$22,000
Audit Related Fees	$0	$0
Tax Fees	$0	$2,500
All Other Fees	$0	$0

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

PART IV

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
10.24	2019 Stock Option Plan (5)
23.1	Fruci & Associates Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 29, 2022

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$1,417,275	$1,124,132
Marketable securities	116,106	221,580
Royalty receivables	1,107,296	1,076,130
Prepaid expenses	38,760	105,000
Total current assets	2,679,437	2,526,842

Long-term assets:
Deferred tax asset, net of valuation allowance	1,108,000	1,165,000
Total long-term assets	1,108,000	1,165,000

Total assets	$3,787,437	$3,691,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,393	$50,763
Accounts payable and accrued liabilities – related parties	170,243	182,618
Total current liabilities	176,636	233,381

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2021 and 2020, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2021 and 2020, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,380,354 shares issued and outstanding at December 31, 2021 and 2020, respectively	74,380	74,380
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,476,587	29,476,587
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,452)	(16,361)
Accumulated deficit	(25,937,311)	(26,089,742)
Total stockholders' equity	3,610,801	3,458,461

Total liabilities and stockholders' equity	$3,787,437	$3,691,842

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Revenues	$1,737,707	$2,468,078

Expenses:
Mineral costs	505,788	271,062
Consulting expense	484,272	684,339
Directors fees	210,000	210,000
General and administrative	220,939	203,808
Total operating expense	1,420,999	1,369,210

Net income from operations	316,708	1,098,867

Other income (expense):
Impairment of royalty interest	–	(300,000)
Unrealized holding gain (loss) on marketable securities	(106,851)	57,528
Currency exchange	(426)	4,878
Other miscellaneous income	–	1,020
Total other income (expense)	(107,277)	(236,574)

Net Income before taxes	209,431	862,293
Income tax benefit (expense) (see Note 10)	(57,000)	1,165,000

Net income	$152,431	$2,027,293

Other comprehensive income (loss)
Foreign currency translation adjustment	(91)	–
Comprehensive income	152,340	2,027,293

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.03
Income per common share - diluted	$0.00	$0.03

Weighted average shares outstanding - basic	74,380,354	74,324,616
Weighted average shares outstanding - diluted	76,091,431	74,380,605

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A					Common		Accumulated
	Preferred Stock		Common Stock			Shares	Additional	Other
		Par		Par	Treasury	To be	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Issued	Capital	Income	Deficit	Total

Balance December 31, 2019	290,000	$290	74,280,354	$74,280	$(9,093)	$–	$29,161,187	$(16,361)	$(28,117,035)	$1,093,268

Exercise of warrants	–	–	–	–	–	22,400	–	–	–	22,400
Issuance of restricted common stock	–	–	100,000	100	–	–	4,900	–	–	5,000
Issuance of stock options	–	–	–	–	–	–	310,500	–	–	310,500
Net income	–	–	–	–	–	–	–	–	2,027,293	2,027,293

Balance December 31, 2020	290,000	$290	74,380,354	$74,380	$(9,093)	$22,400	$29,476,587	$(16,361)	$(26,089,742)	$3,458,461

Net income	–	–	–	–	–	–	–	(91)	152,431	152,340

Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$22,400	$29,476,587	$(16,452)	$(25,937,311)	$3,610,801

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Net Income	$152,431	$2,027,293
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense of stock options	–	310,500
Impairment of royalty interest	–	300,000
Restricted common stock issued for services	–	5,000
Fair value adjustment for marketable securities	105,474	(63,297)
Change in operating assets and liabilities:
Royalties receivables	(31,166)	(589,071)
Prepaid expenses	66,241	44,000
Deferred tax asset, net of valuation allowance	57,000	(1,165,000)
Accounts payable and accrued liabilities	(44,370)	32,056
Accounts payable and accrued liabilities – related parties	(12,376)	(27,999)
Net cash flows provided by operating activities	293,234	873,482

Cash flows from investing activities:
Net cash flows provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from exercise of stock options	–	22,400
Net cash flows from financing activities	–	22,400

Foreign exchange effect on cash	(91)	–

Net increase in cash	293,143	895,882
Cash, beginning of year	1,124,132	228,250
Cash, end of year	$1,417,275	$1,124,132

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Reclassifications

Certain amounts related to the prior year financial presentation have been reclassified to conform with the presentation as of December 31, 2021.

Risks and Uncertainties

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is uncertain and difficult to predict. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there has been no material impact on the Company’s results of operations other than delays in exploration activity and project assessments. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position and liquidity.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2021.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2021 and 2020.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of December 31, 2021 and 2020, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2021 and 2020, the Company had $1,110,406 and $851,115 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the year ended December 31,
	2021	2020
Numerator:
Net income available to common stockholders	$152,340	$2,027,293

Denominator:
Weighted-average shares, basic	74,380,354	74,324,616
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	1,711,077	55,988
Weighted-average shares diluted	$76,091,431	$74,380,605

Net income per common share, basic	$0.00	$0.03
Net income per common share, diluted	$0.00	$0.03

The following were excluded from the computation of diluted shares outstanding as the exercise price exceeds the average stock closing price for the respective periods:

	For the year ended December 31,
	2021	2020
Common stock equivalents:
Stock options	–	10,340,000
Stock warrants	3,000,000	9,640,000
Total	3,000,000	19,980,000

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

Stock-based Compensation

The Company accounts for equity-based transactions with nonemployees awards in accordance with the Accounting Standards Update (ASU) 2018-07,Compensation—Stock Compensation (Topic 718): ASU 2018-07 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at December 31, 2021 and 2020 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2021		December 31, 2020
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$116,106	$116,106	$221,580	$221,580

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

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2021, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2021 and 2020, the Company incurred no exploration expenses on the Vernal property.

Moss Mine Property

In 2004, the Company obtained a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona. In 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Subsequently, ISGC transferred its rights to Elevation Gold Mining Corporation. (“Elevation”), formerly known as Northern Vertex Mining Corporation. In 2016, it was determined that Northern Vertex had met the required conditions to earn an undivided 70% interest in the Moss Mine. As such, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. See Note 4 for additional information regarding the royalty from the Moss Mine.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2021, the company has incurred approximately $1,196,367 of exploration expenses on the Windy Peak Property, and $379,439 and $129,719 were spent for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the company has incurred approximately $327,635 of fees and exploration expenses on the Rainbow Mountain Property, and $98,278 and $141,343 were spent for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the years ended December 31, 2021 and 2020, the Company earned royalties of $1,737,707 and $2,468,078, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2021, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company is to receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company is to be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of December 31, 2021, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 . The combined compensation costs charged against those plans was $0 and $310,500 for the years ended December 31, 2021 and 2020, respectively.

The 2019 Plan, the 2014 Plan, and the 2012 Plan reserve and make available for grant common stock shares of up to 9,500,000, 5,000,000, and 3,900,000, respectively. No option can be granted under the plans 10 years after the plan inception date.

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

As of December 31, 2021, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2021. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2021	2020
Risk-free interest rate	N/A	0.92%
Expected life in years	N/A	10 years
Volatility	N/A	356%
Expected dividend yield	N/A	0%
Exercise Price	N/A	$0.10

The following table summarizes stock option activity and related information for the years ended December 31, 2021 and 2020:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2019	7,465,000	$0.10	6.48	0.00
Option granted	2,875,000
Options cancelled / expired	-
Options exercised	-
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00
Option granted	-
Options cancelled / expired	-
Options exercised	-
Balance December 31, 2021	10,340,000	$0.10	5.72	0.00

Exercisable at December 31, 2021	10,340,000	$0.10	5.72	0.00

The were no unvested stock options for the years ended December 31, 2021 and 2020. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2021, the Company had 74,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

During 2020, 320,000 warrants were exercised for $22,400 and are included in common shares to be issued at December 31, 2021.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2021 and 2020. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	11,660,000	$0.12
Issued
Canceled / exercised	(320,000)	0.07
Expired	(1,500,000)	0.08
Outstanding December 31, 2020	9,840,000	0.12
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	0.05
Outstanding December 31, 2021	9,640,000	$0.13

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 11 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2021, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of December 31, 2021, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	0.91
$0.09 - $0.14	6,320,000	$0.11	2.39
$0.15 - $0.21	3,000,000	$0.16	3.72

Total Outstanding December 31, 2021	9,640,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2021, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2021, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $9,100,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company periodically assesses available positive and negative evidence to determine whether it is more likely than not the deferred tax asset will be realized. Realization of a deferred tax asset requires management to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. Prior to 2020, no tax benefit had been reported in the financial statements, because the Company had experienced consistent, significant net losses and as such, believed there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential tax benefits of the loss carryforwards were offset by a valuation allowance of the same amount. However, as the royalty revenue from the Moss Mine has become consistent and the Company posted positive earnings for the years ended December 31, 2021 and 2020, the NOLs have begun to be utilized. While it is unclear whether future years will produce enough net income to fully utilize all of the deferred tax assts, management no longer believes that there is a 50% or greater chance that all of the carryforwards will expire unused. As such, in 2020, the Company reversed 50% of the valuation allowance against the deferred tax asset and recognized an income tax benefit of $1,165,000.

Deferred tax assets of the Company are as follows:

	2021	2020
Loss carryforwards	$1,911,000	$1,827,000
Stock compensation expense	239,000	239,000
Mineral property amortization	66,000	264,000
Deferred tax asset	2,216,000	2,330,000

Less valuation allowance	(1,108,000)	(1,165,000)
Deferred tax asset recognized	$1,108,000	$1,165,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2021	2020
Computed expected tax liability	$43,961	$244,082
Permanent differences	(22,439)	(19,616)
Other	(135,522)	(212,466)
Change in valuation allowance	57,000	1,153,000
Income tax benefit (expense)	$(57,000)	$1,165,000

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2018.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2021 and 2020, Mr. Black was paid fees in the amount of $56,248 and $14,370, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2021 and 2020, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2021 and 2020, Mr. Newton was paid fees in the amount of $391,176 and $282,147, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2021, in accordance with ASC 505-10-45-2, it was reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the years ended December 31, 2021 and 2020, consulting fees were paid in the amount of $27,090 and $27,090, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2019 - 2021 in restricted shares of the Company, totaling 5,250,000 shares. The shares were valued at $0.04 for total non-cash expense of $70,000 for the years ended December 31, 2021 and 2020, recorded as Directors Fees Expense. The fees for 2021 are recorded as Prepaid Expenses as of December 31, 2020, in the amount of $70,000.

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

PATRIOT GOLD CORP.

Dated: March 29, 2022	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	March 29, 2022

/s/ Robert Coale Robert Coale	Director	March 29, 2022

/s/ Zachary Black Zachary Black	Director	March 29, 2022

27