Form 10-Q
period 2022-06-30
PATRIOT GOLD CORP
filed 2022-08-15
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,380,354 shares of common stock, $0.001 par value, issued and outstanding as of August 15, 2022.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$1,947,071	$1,417,275
Marketable securities	33,435	116,106
Royalty receivables	297,679	1,107,296
Prepaid expenses	28,909	38,760
Total current assets	2,307,094	2,679,437

Long-term assets:
Deferred tax asset, net of valuation allowance	1,108,000	1,108,000
Total long-term assets	1,108,000	1,108,000

Total assets	$3,415,094	$3,787,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,062	$6,393
Accounts payable and accrued liabilities – related parties	105,000	170,243
Total current liabilities	117,062	176,636

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at June 30, 2022 and December 31, 2021, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at June 30, 2022 and December 31, 2021, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 71,380,354 and 74,380,354 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	71,380	74,380
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,027,087	29,476,587
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,357)	(16,452)
Accumulated deficit	(25,797,675)	(25,937,311)
Total stockholders' equity	3,298,032	3,610,801

Total liabilities and stockholders' equity	$3,415,094	$3,787,437

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$406,519	$497,351	$795,807	$980,181

Expenses:
Mineral costs	22,833	123,444	65,312	373,842
Consulting expense	122,587	109,659	233,347	217,710
Directors Fees	52,500	52,500	105,000	105,000
General and administrative	72,495	84,373	177,164	111,833
Total operating expense	270,415	369,976	580,823	808,385

Net income from operations	136,104	127,375	214,984	171,796

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(26,599)	28,552	(82,637)	(27,349)
Currency exchange	(2,014)	345	7,289	2,473
Other miscellaneous income	–	–	–	–
Total other income (expense)	(28,613)	28,897	(75,348)	(24,876)

Net income	107,491	156,272	139,636	146,920

Other comprehensive income (loss)
Foreign currency translation adjustment	(16)	316	95	171
Comprehensive income	$107,475	$156,588	$139,731	$147,091

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.00	$0.00	$0.00
Income per common share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	74,215,519	74,380,354	74,297,481	74,380,354
Weighted average shares outstanding - diluted	74,215,519	78,933,721	74,297,481	78,933,721

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	Issued	Income	Deficit	Total
For the 3 months ended June 30, 2021

Balance March 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,506)	$(26,099,094)	$3,448,964

Net income and comprehensive income	–	–	–	–	–	–	–	316	156,272	156,588

Balance June 30, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,190)	$(25,942,822)	$3,605,552

For the 6 months ended June 30, 2021

Balance December 31, 2020	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,361)	$(26,089,742)	$3,458,461

Net income and comprehensive income	–	–	–	–	–	–	–	171	146,920	147,091

Balance June 30, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,190)	$(25,942,822)	$3,605,552

For the 3 months ended June 30, 2022

Balance March 31, 2022	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,341)	$(25,905,166)	$3,643,057
Stock Repurchase	–	–	(3,000,000)	(3,000)	–	(449,500)	–	–	–	(452,500)
Net income and comprehensive income	–	–	–	–	–	–	–	(16)	107,491	107,475

Balance June 30, 2022	290,000	$290	71,380,354	$71,380	$(9,093)	$29,027,087	$22,400	$(16,357)	$(25,797,675)	$3,298,032

For the 6 months ended June 30, 2022

Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,452)	$(25,937,311)	$3,610,801
Stock Repurchase	–	–	(3,000,000)	(3,000)	–	(449,500)	–	–	–	(452,500)
Net income and comprehensive income	–	–	–	–	–	–	–	95	139,636	139,731

Balance June 30, 2022	290,000	$290	71,380,354	$71,380	$(9,093)	$29,027,087	$22,400	$(16,357)	(25,797,675)	$3,298,032

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Net Income	$139,636	$146,920
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	82,671	23,323
Change in operating assets and liabilities:
Royalties receivables	809,618	95,949
Prepaid expenses	9,850	19,368
Accounts payable and accrued liabilities	5,669	7,218
Accounts payable and accrued liabilities – related parties	(65,243)	(109,378)
Net cash flows provided by operating activities	982,201	183,400

Net cash flows used in investing activities	–	–

Cash flows from financing activities
Stock repurchase and cancellation	(452,500)	–
Net cash flows used in financing activities	(452,500)	–

Foreign exchange effect on cash	95	171

Net increase in cash	529,796	183,571
Cash, beginning of year	1,417,275	1,124,132
Cash, end of year	$1,947,071	$1,307,703

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2022.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of June 30, 2022 and December 31, 2021, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At June 30, 2022 and December 31, 2021, the Company had $1,647,195 and $1,110,406 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the period ended June 30,
	2022	2021
Numerator:
Net income available to common stockholders	$139,731	$147,091

Denominator:
Weighted-average shares, basic	74,297,481	74,380,354
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock options and warrants		4,553,367
Weighted-average shares diluted	74,297,481	78,933,721

Net income per common share, basic	$0.00	$0.00
Net income per common share, diluted	$0.00	$0.00

The following were excluded from the computation of diluted shares outstanding as the exercise price exceeds the average stock closing price for the respective periods:

	For the period ended June 30,
	2022	2021
Common stock equivalents:
Stock options	–	–
Stock warrants	–	3,000,000
Total	–	3,000,000

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at June 30, 2022 and December 31, 2021 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2022		December 31, 2021
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$33,435	$33,435	$116,106	$116,106

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

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of June 30, 2022, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the six months ended June 30, 2022 and 2021, the Company incurred no exploration expenses on the Vernal property.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2022, the company has incurred approximately $1,258,777 of exploration expenses on the Windy Peak Property, and $62,409 and $275,700 were spent for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the company has incurred approximately $330,539 of fees and exploration expenses on the Rainbow Mountain Property, and $2,903 and $98,142 were spent for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the six months ended June 30, 2022 and 2021, the Company earned royalties of $795,807 and $980,182, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of June 30, 2022, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company is to receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company is to be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of June 30, 2022, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 . There were no compensation costs charged against those plans for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the six months ended June 30, 2022. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended June 30, 2022:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2021	10,340,000	$0.10	5.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance June 30, 2022	10,340,000	$0.10	5.23	0.00

Exercisable at June 30, 2022	10,340,000	$0.10	5.23	0.00

The were no unvested stock options at June 30, 2022. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of June 30, 2022, the Company had 71,380,354 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

On June 25, 2022, the Board of Directors approved the re-purchase and cancellation of 3,000,000 shares at $0.15 per share for an aggregate price of $450,000.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended June 30, 2022. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2020	9,840,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	0.05
Outstanding December 31, 2021	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding June 30, 2022	9,640,000	$0.13

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 10 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of June 30, 2022, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of June 30, 2022, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	0.41
$0.09 - $0.14	6,320,000	$0.11	1.89
$0.15 - $0.21	3,000,000	$0.16	3.22

Total Outstanding June 30, 2022	9,640,000

NOTE 9 - PREFERRED STOCK

As of June 30, 2022, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2022 and 2021, Mr. Black was paid fees in the amount of $0 and $56,248, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2022 and 2021, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2022 and 2021, Mr. Newton was paid fees in the amount of $206,809 and $161,955, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of June 30, 2022, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the six months ended June 30, 2022 and 2021, there were no consulting expenses.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. For the six months ended June 30, 2022 and 2021, directors’ fees totaled $35,000 and $35,000, respectively.

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

On August 15, 2022, the Board of Directors approved Amended Bylaws of the Company (the "Amended Bylaws"). The Amended Bylaws, which were adopted effective as of August 15, 2022, allows that the shares of the Company be certificated or uncertificated, as provided under Nevada law, and shall be entered in the books of the corporation and recorded as they are issued. A complete copy of the Company's Amended Bylaws, which includes the language modified in Article II, is attached to this report as Exhibit 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”) and other matters. Forward-looking information may be included in this Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in the Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2022 after payment of accounts payable outstanding at June 30, 2022. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

During the three months ended June 30, 2022 and 2021, we had revenues of $406,519 and $497,351, respectively, resulting from the Moss Mine royalty. During the six months ended June 30, 2022 and 2021, we had revenues of $795,807 and $980,181, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended June 30, 2022 was $107,475 compared to net profit of $156,588 for the three months ended June 30, 2021. Net profit for the six months ended June 30, 2022 was $139,731 compared to a net profit of $147,091 for the six months ended June 30, 2021. The change in profitability is primarily due to $184,374 decline in royalty revenue, as well as a $55,288 change in unrealized holding gain (loss) on marketable securities. This was offset by the $308,530 decrease in mineral and exploration expenses compared to the prior year.

For the three months ended June 30, 2022 and 2021, mineral and exploration expenses were $22,833 and $123,444, respectively. For the six months ended June 30, 2022 and 2021, mineral and exploration expenses were $65,312 and $373,842, respectively. The decrease in 2022 is primarily due to drilling and consulting expenditures on the Windy Peak project. In addition, the Company has relinquished its claims on the Rainbow Mountain project to the BLM and is no longer incurring expenses related to this project.

For the three months ended June 30, 2022 and 2021, general and administrative expenses were $72,495 and $84,373, respectively. For the six months ended June 30, 2022 and 2021, general and administrative expenses were $177,164 and $111,833, respectively. The increase in 2022 is primarily due to an increase in professional fees.

For the three months ended June 30, 2022 and 2021, other income (expenses) were ($28,613) and $28,897, respectively. For the six months ended June 30, 2022 and 2021, other income (expenses) were ($75,348) and ($24,876), respectively. The change in other income/expense is due to an approximate $55,000 increase in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,415,094 at June 30, 2022 consisting primarily of $1,947,071 of cash, $33,435 of marketable securities, $297,679 of royalty receivables, $28,909 of prepaid expenses and $1,108,000 of deferred tax asset. We had total liabilities of $117,062 at June 30, 2022, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2022:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $982,201 and $183,400 for the six months ended June 30, 2022 and 2021, respectively. The $798,801 increase in cash provided by operations was primarily due to the change in royalty receivables.

There were no investing activities for the six months ended June 30, 2022 and 2021.

Cash used in financing activities was $452,500 and $0 for the six months ended June 30, 2022 and 2021, respectively. For June 30, 2022, cash was used to repurchase and cancel 3,000,000 shares of common stock.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.3	Amended Bylaws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022

PATRIOT GOLD CORP.

By:   /s/ Trevor Newton

Trevor Newton

Chief Executive Officer and President

