Form 10-K
period 2022-12-31
PATRIOT GOLD CORP
filed 2023-03-21
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2022 was approximately $1,235,079.

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2023 was 74,491,580 shares.

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

On April 25, 2017, Provex and Canamex Resources Corp. (“Buyer”) entered into a purchase and sale agreement whereby Canamex Resources purchased Patriot Gold's 30 percent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer had the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement. The Company recognized a gain on sale of mineral properties of $1,000,000 from the sale of the Bruner in its Consolidated Statement of Operations.

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

Financing

There were no financing activities undertaken by the Company during the fiscal year ended December 31, 2022. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

On April 25, 2017, Provex and Canamex Resources Corp. (“Buyer) entered into a purchase and sale agreement whereby Canamex Resources purchased our 30-per-cent working interest in the Bruner gold/silver mine project for US$1.0 million cash, and the retention of a net smelter return (“NSR”) royalty on the Bruner property including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer had the option to buy-down half of the NSR royalty for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

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

Item 1A.          Risk Factors.

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

Item 1B.        Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.          Description of Properties.

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 401 Ryland St, Suite 180, Reno, NV 89502. Management believes that our office space is suitable for our current needs.

Our property holdings as of December 31, 2022 consist of the Vernal Property and the Windy Peak Property.

Vernal Project

Patriot Claim Block
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

In April 2017, Canamex Resources (“Buyer”) purchased our interest in the Bruner properties for US$1.0 million cash, and we retained a two percent net smelter return royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, the Buyer had the option to buy-down half of the NSR royalty retained by Patriot for US$5 million any time during a five-year period following closing of the purchase and sale agreement.

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

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, the Company acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property,” "Windy Peak” or the “Property”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by directors and technical staff of the Company several times in 2017, 2018, 2019, 2020, and 2022.

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

Lahontan Summit
M O U N T A I N

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

Based on observations recorded during field reconnaissance, individual hydrothermal veins along the faulted contacts range in thickness up to 1.5 m, with associated strike lengths of up to 1.7 km. The Company postulated that this locally intense faulting, in conjunction with the associated anomalous assay values, is suggestive of a potential epithermal vein system within the footwall of the greater Rainbow Fault zone.

Exploration

The Company conducted an exploration program to assess the potential for economically viable mineralization. The exploration program was permitted by the BLM. The Company initiated drilling in December of 2020. In light of the assay results of the drilling program, the Company opted to not renew the claims associated with the Rainbow Mountain project.

Item 3.          Legal Proceedings.

There are no pending legal proceedings involving the Company or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.          Mine Safety Disclosures.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CANADIAN SECURITIES EXCHANGE (“CSE”) and OTCQB

The Company’s common stock is listed on the Canadian Securities Exchange and also trades on the OTCQB market. Patriot’s stock symbol is “PGOL.”

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $.08 (CDN).

Holders

On December 31, 2022, there were approximately seventy-eight (78) holders of record of the Company’s common stock, not including shareholders who hold their shares in street name.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued, exercised, cancelled or expired during the year ending December 31, 2022. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised, cancelled or expired during the year ending December 31, 2022. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2022, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2022
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2012 Stock Option Plan	3,745,000	$0.10	155,000
2014 Stock Option Plan	4,815,000	$0.10	185,000
2019 Stock Option Plan	–	–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2022:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2022.

Stock Based Compensation

For the year ended December 31, 2022, Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company opted to receive his director fees in the form of restricted stock rather than cash. The restricted common stock is restricted for a period of three years following the date of grant. He received 6,461,539 shares of restricted common stock for his three-year director term beginning January 1, 2022. The shares were valued at $0.325 per share, for a total non-cash expense of $70,000 for the year ended December 31, 2022, recorded as Directors Fees Expense. The fees for 2023 – 2024 are recorded as Prepaid Expenses as of December 31, 2022, in the amount of $140,000.

Item 6.          Selected Financial Data.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for 2023 after payment of accounts payable outstanding at December 31, 2022. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2022, we continued our evaluation work on our Vernal project and Windy Peak project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2023.

Results of Operations

The Twelve Months Ended December 31, 2022 compared to the Twelve Months Ended December 31, 2021

During the years ended December 31, 2022 and 2021, we had revenues of $1,786,040 and $1,737,707, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the year ended December 31, 2022 was $621,896 compared to net income of $152,340 for the year ended December 31, 2021, for an approximate $469,000 increase in net income. The increase in the net income is primarily due to the $404,000 decrease of mineral costs. In addition, consulting expenses decreased by $43,000. This was offset by an approximate $50,000 increase in general and administrative expenses.

For the years ended December 31, 2022 and 2021, mineral and exploration expenses were $101,366 and $505,788, respectively, for an approximate $404,000 decrease. The decrease is primarily due to a decrease of $281,000 expenditures on the Windy Peak project and a decrease of $123,000 expenditures on the Rainbow Mountain project.

For the years ended December 31, 2022 and 2021, general and administrative expenses were $270,969 and $220,939, respectively, for an approximate $50,000 increase, primarily due to an increase in legal fees.

For the years ended December 31, 2022 and 2021, other income (expense) was $(75,578) and ($107,277), respectively. The change in other income (expense) is due to an approximated $27,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $4,212,625 at December 31, 2022 consisting primarily of $2,157,336 of cash and $36,104 of marketable securities. We had total liabilities of $222,428 at December 31, 2022, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2023:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $1,192,176 and $293,234 for the years ended December 31, 2022 and 2021, respectively. The $899,000 increase in cash provided by operations was primarily due to the change in the royalties receivable account and the accounts payable and accrued liabilities accounts.

There were no cash provided by (used in) investing activities for the years ended December 31, 2022 and 2021.

Financing activities during the years ended December 31, 2022 and 2021 used cash of $452,500 and $0, respectively, from the re-purchase and cancellation of common stock.

Management estimates that the Company will not need additional funding for the next twelve months.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.          Financial Statements.

The financial statements are set forth immediately preceding the signature page beginning with page F-1.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of December 31, 2022.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2022 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended December 31, 2022, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	82	October 13, 2005
Trevor Newton (2)	President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer, and Director	53	October 9, 2014
Zachary Black (3)	Director	42	July 18, 2016

(1)	Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Chief Financial Officer, Secretary and Treasurer.
(3)	Mr. Black was appointed Director on July 18, 2016.

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Coale has been a Director since June 2003 and served as our Chief Executive Officer, President, Secretary and Treasurer for two terms: (i) October 2005 to September 2008; and (ii) October 18, 2010 to May 27, 2016. Mr. Coale has over 60 years of resource related business and management experience and is currently an independent consulting engineer specializing in property evaluation, permitting, and mineral processing and assisting fleets in transitioning from diesel and gasoline fuels to compressed and liquefied natural gas, hydrogen, and electricity. Mr. Coale is also a past Technical Advisor for Premium Exploration Inc. and a past Director of Francisco Gold Corporation and past Technical Advisor to Andean American Gold Corp. Mr. Coale holds two degrees in Engineering (1963 - MetE. - Colorado School of Mines, 1971 - MSc. - University of the Witwatersrand in South Africa) as well as an MBA from the University of Minnesota (1982).

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

Zachary Black is a Resource Geologist with 15 plus years of experience in mining operations, geological exploration projects, consulting, database management, geotechnical engineering, project management and project engineering. Mr. Black has conducted professionally recognized, innovative work in geo-statistical modelling, and routinely provides his expertise to the mineral industry with regard to geologic modelling, geo-statistical evaluation, mineral resource estimation, and exploration program design and support. He is a Society for Mining, Metallurgy & Exploration Registered Member and is recognized as a Qualified Person for exploration, geology, and mineral resource estimation according to the Canadian National Instrument 43-101 (NI 43-101). Mr. Black has participated in mineral resource projects at many levels of project development, from early exploration through bankable feasibility studies, and has assisted in the preparation of numerous NI 43-101 compliant technical reports. He has conducted site investigations, geologic field mapping and sampling, and data verification as an independent QP for a variety of gold, silver, and multiple commodity projects throughout the world. Mr. Black earned his Bachelor of Science degree in Geological Engineering from the University of Nevada.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2022 and 2021 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2022, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2022 and whose total compensation during the year ended December 31, 2022 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2022 and whose total compensation during the year ended December 31, 2022 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Newton	2022	0	0	70,000	0	0	0	383,416	453,416
	2021	0	0	70,000	0	0	0	391,176	461,176

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2022.

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

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2022 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	0	70,000	0	0	0	383,416	453,416
Zachary Black (3)	70,000	0	0	0	0	2,842	72,842

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.
(3)	Mr. Black was appointed Director on July 18, 2016.
(4)	Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2022, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 77,841,893 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2022, which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	0.9%

Trevor Newton	Common	26,383,039	(2)	33.9%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.6%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	27,614,289		35.5%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

Ron Daems	Common Stock	9,600,000		12.3%

(1)	Does not include 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.
(2)	Does not include 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,940,000 vested warrants. Also exclude 320,000 shares that have not yet been issued from a warrant exercise in 2020.
(3)	Does not include 1,225,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021 is set forth below.

	Year ending December 31, 2022	Year ending December 31, 2021
Audit Fees	$30,825	$28,025
Audit Related Fees	$0	$0
Tax Fees	$0	$617
All Other Fees	$0	$0

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

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Allowance on Royalty Receivable

Description of the Critical Audit Matter

As stated in Note 4 in financial statements, the Company has royalty interests in a mine in Arizona. The balance is considered significant to the overall financial statements and requires auditor judgement for an appropriate valuation. Auditing management’s analysis includes tests that are complex and highly judgmental due to the valuation required to determine the collectability of outstanding balances. These are significant assumptions and factors such as expectations about future market and economic conditions and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of allowance on royalty receivables consisted of the following, among others:

1.	Obtained and tested management’s procedures and analysis including the accuracy and completeness of the underlying schedules.
2.	Obtained and reviewed agreements regarding collection of royalty receivables and assessed reasonableness of management’s conclusion for collectability.
3.	Tested collections during current subsequent periods and confirmed outstanding royalty receivables.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017. Spokane, Washington
March 21, 2023

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$2,157,336	$1,417,275
Marketable securities	36,104	116,106
Royalty receivables	803,883	1,107,296
Prepaid expenses	172,302	38,760
Total current assets	3,169,625	2,679,437

Long-term assets:
Deferred tax asset, net of valuation allowance	1,043,000	1,108,000
Total long-term assets	1,043,000	1,108,000

Total assets	$4,212,625	$3,787,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,253	$6,393
Accounts payable and accrued liabilities – related parties	193,175	170,243
Total current liabilities	222,428	176,636

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2022 and 2021, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2022 and 2021, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 77,841,893 and 74,380,354 shares issued and outstanding at December 31, 2022 and 2021, respectively	77,842	74,380
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	29,230,625	29,476,587
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,067)	(16,452)
Accumulated deficit	(25,315,800)	(25,937,311)
Total stockholders' equity	3,990,197	3,610,801

Total liabilities and stockholders' equity	$4,212,625	$3,787,437

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Revenues	$1,786,040	$1,737,707

Expenses:
Mineral costs	101,366	505,788
Consulting expense	441,616	484,272
Directors fees	210,000	210,000
General and administrative	270,969	220,939
Total operating expense	1,023,951	1,420,999

Net income from operations	762,089	316,708

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(79,426)	(106,851)
Currency exchange	3,797	(426)
Other miscellaneous income	51	–
Total other income (expense)	(75,578)	(107,277)

Net Income before taxes	686,511	209,431
Income tax benefit (expense) (see Note 10)	(65,000)	(57,000)

Net income	621,511	152,431

Other comprehensive income (loss)
Foreign currency translation adjustment	385	(91)
Comprehensive income	$621,896	$152,340

Earnings per share, basic and diluted:
Income per common share - basic	$0.01	$0.00
Income per common share - diluted	$0.01	$0.00

Weighted average shares outstanding - basic	75,570,871	74,380,354
Weighted average shares outstanding - diluted	75,570,871	76,091,431

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A					Common		Accumulated
	Preferred Stock		Common Stock			Shares	Additional	Other
		Par		Par	Treasury	To be	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Issued	Capital	Income	Deficit	Total

Balance December 31, 2020	290,000	$290	74,380,354	$74,380	$(9,093)	$22,400	$29,476,587	$(16,361)	$(26,089,742)	$3,458,461

Net income	–	–	–	–	–	–	–	(91)	152,431	152,340

Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$22,400	$29,476,587	$(16,452)	$(25,937,311)	$3,610,801

Stock Re-Purchase	–	–	(3,000,000)	(3,000)	–	–	(449,500)	–	–	(452,500)

Stock Issuance	–	–	6,461,539	6,462	–	–	203,538	–	–	210,000

Net income	–	–	–	–	–	–	–	385	621,511	621,896

Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$22,400	$29,230,625	$(16,067)	$(25,315,800)	$3,990,197

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Net Income	$621,511	$152,431
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	80,003	105,474
Change in operating assets and liabilities:
Royalties receivables	303,413	(31,166)
Prepaid expenses	76,457	66,241
Deferred tax asset, net of valuation allowance	65,000	57,000
Accounts payable and accrued liabilities	22,861	(44,370)
Accounts payable and accrued liabilities – related parties	22,931	(12,376)
Net cash flows provided by operating activities	1,192,176	293,234

Cash flows from investing activities:
Net cash flows provided by investing activities	–	–

Cash flows from financing activities:
Purchase and cancellation of stock	(452,500)	–
Net cash flows used in financing activities	(452,500)	–

Foreign exchange effect on cash	385	(91)

Net increase in cash	740,061	293,143
Cash, beginning of year	1,417,275	1,124,132
Cash, end of year	$2,157,336	$1,417,275

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Issuance of restricted stock for prepaid director fees	$210,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Going Concern

Management believes they will have sufficient funds to support their business based on the following: (a) revenues derived from the Moss royalty; (b) the Company's marketable securities are relatively liquid; (c) current cash on hand is sufficient to cover estimated minimum operational costs for the next 12 months.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2022.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2022 and 2021.

Marketable Securities

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at costs with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We currently do not have investments without readily determinable fair values. We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in Other income (expense).

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of December 31, 2022 and 2021, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2022 and 2021, the Company had $1,855,389 and $1,110,406 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	For the year ended December 31,
	2022	2021
Numerator:
Net income available to common stockholders	$621,896	$152,340

Denominator:
Weighted-average shares, basic	75,570,871	74,380,354
Effect of dilutive shares:
Incremental shares from the assumed exercise of dilutive stock warrants	–	1,711,077
Weighted-average shares diluted	$75,570,871	$76,091,431

Net income per common share, basic	$0.01	$0.00
Net income per common share, diluted	$0.01	$0.00

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities at December 31, 2022 and 2021 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2022		December 31, 2021
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$36,104	$36,104	$116,106	$116,106

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

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2022, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2022 and 2021, the Company incurred no exploration expenses on the Vernal property.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2022, the company has incurred approximately $1,294,431 of exploration expenses on the Windy Peak Property, and $98,064 and $379,439 were spent for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the company has incurred approximately $359,008 of fees and exploration expenses on the Rainbow Mountain Property, and $3,303 and $98,278 were spent for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the years ended December 31, 2022 and 2021, the Company earned royalties of $1,786,040 and $1,737,707, respectively. As of December 31, 2022 and 2021, the Company had Royalties Receivables of $803,883 and $1,107,296, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2022, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company is to receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company is to be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of December 31, 2022, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012. There were no compensation costs charged against those plans for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2022 or 2021. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the years ended December 31, 2022 and 2021:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2020	10,340,000	$0.10	6.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2021	10,340,000	$0.10	5.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2022	10,340,000	$0.10	4.72	0.00

Exercisable at December 31, 2022	10,340,000	$0.10	4.72	0.00

The were no unvested stock options for the years ended December 31, 2022 and 2021. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2022, the Company had 77,841,893 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

In 2022, Trevor Newton opted to receive his director fees for 2022 – 2024 in the form of shares in lieu of cash. See Note 11 for further details.

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

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2022 and 2021. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2020	9,840,000	$0.12
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	0.05
Outstanding December 31, 2021	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2022	9,640,000	$0.13

In 2022, 640,000 of warrants were set to expire. The expiration dates for these warrants have been extended ten years, until 2032.

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 11 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2022, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of December 31, 2022, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	9.92
$0.09 - $0.14	6,320,000	$0.11	1.89
$0.15 - $0.21	3,000,000	$0.16	2.72

Total Outstanding December 31, 2021	9,640,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2022, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2022, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $8,500,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company periodically assesses available positive and negative evidence to determine whether it is more likely than not the deferred tax asset will be realized. Realization of a deferred tax asset requires management to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. Prior to 2020, no tax benefit had been reported in the financial statements, because the Company had experienced consistent, significant net losses and as such, believed there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential tax benefits of the loss carryforwards were offset by a valuation allowance of the same amount. However, as the royalty revenue from the Moss Mine has become consistent and the Company posted positive earnings in recent years, the NOLs have begun to be utilized. While it is unclear whether future years will produce enough net income to fully utilize all of the deferred tax assets, management no longer believes that there is a 50% or greater chance that all of the carryforwards will expire unused.

Deferred tax assets of the Company are as follows:

	2022	2021
Loss carryforwards	$1,794,000	$1,911,000
Stock compensation expense	239,000	239,000
Mineral property amortization	53,000	66,000
Deferred tax asset	2,086,000	2,216,000

Less valuation allowance	(1,043,000)	(1,108,000)
Deferred tax asset recognized	$1,043,000	$1,108,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2022	2021
Computed expected tax liability	$144,248	$43,961
Permanent differences	(8,057)	(22,439)
Other	(266,191)	(135,522)
Change in valuation allowance	65,000	57,000
Income tax benefit (expense)	$(65,000)	$(57,000)

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2018.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2022 and 2021, Mr. Black was paid fees in the amount of $2,842 and $56,248, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2022 and 2021, there were no consulting expenses.

Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2022 and 2021, Mr. Newton was paid fees in the amount of $383,416 and $391,176, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2022, in accordance with ASC 505-10-45-2, it was reclassified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the years ended December 31, 2022 and 2021, consulting fees were paid in the amount of $0 and $27,090, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2022, recorded as Directors Fees Expense. The fees for 2023 - 2024 are recorded as Prepaid Expenses as of December 31, 2022, in the amount of $140,000.

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

On March 1, 2023, the Board of Directors approved the re-purchase and cancellation of 3,350,313 shares at $0.15 per share for an aggregate price of $502,546.95.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: March 21, 2023	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	March 21, 2023

/s/ Robert Coale Robert Coale	Director	March 21, 2023

/s/ Zachary Black Zachary Black	Director	March 21, 2023

28