Form 10-Q
period 2023-03-31
PATRIOT GOLD CORP
filed 2023-05-12
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,449,687 shares of common stock, $0.001 par value, issued and outstanding as of May 12, 2023.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$2,127,691	$2,157,336
Marketable securities	25,565	36,104
Royalty receivables	435,015	803,883
Prepaid expenses	210,838	172,302
Total current assets	2,799,109	3,169,625

Long-term assets:
Deferred tax asset, net of valuation allowance	1,043,000	1,043,000
Total long-term assets	1,043,000	1,043,000

Total assets	$3,842,109	$4,212,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,686	$29,253
Accounts payable and accrued liabilities – related parties	68,516	193,175
Total current liabilities	131,202	222,428

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at March 31, 2023 and December 31, 2022, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at March 31, 2023 and December 31, 2022, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 74,491,580 and 77,841,893 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	74,492	77,842
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,728,928	29,230,625
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,302)	(16,067)
Accumulated deficit	(25,089,808)	(25,315,800)
Total stockholders' equity	3,710,907	3,990,197

Total liabilities and stockholders' equity	$3,842,109	$4,212,625

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$493,286	$389,288

Expenses:
Mineral costs	31,724	42,479
Consulting expense	123,187	110,760
Directors fees	52,500	52,500
General and administrative	48,762	104,669
Total operating expense	256,173	310,408

Net income from operations	237,113	78,880

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(10,562)	(56,038)
Currency exchange	(681)	9,303
Other miscellaneous income	122	–
Total other income (expense)	(11,121)	(46,735)

Net income	$225,992	$32,145

Other comprehensive income (loss)
Foreign currency translation adjustment	(235)	111
Comprehensive income	$225,757	$32,256

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.00
Income per common share - diluted	$0.00	$0.00

Weighted average shares outstanding - basic	75,161,643	74,380,354
Weighted average shares outstanding - diluted	75,161,643	74,380,354

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	issued	Income	Deficit	Total
For the 3 months ended March 31, 2022
Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,452)	$(25,937,311)	$3,610,801

Net income	–	–	–	–	–	–	–	111	32,145	32,256

Balance March 31, 2022	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,341)	$(25,905,166)	$3,643,057

For the 3 months ended March 31, 2023
Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,067)	$(25,315,800)	$3,990,197

Stock repurchase	–	–	(3,350,313)	(3,350)	–	(501,697)	–	–	–	(505,047)

Net income	–	–	–	–	–	–	–	(235)	225,992	225,757

Balance March 31, 2023	290,000	$290	74,491,580	$74,492	$(9,093)	$28,728,928	$22,400	$(16,302)	$(25,089,808)	$3,710,907

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net Income	$225,992	$32,145
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	10,539	55,319
Change in operating assets and liabilities:
Royalties receivables	368,868	718,008
Prepaid expenses	(38,535)	6,042
Accounts payable and accrued liabilities	33,432	15,014
Accounts payable and accrued liabilities – related parties	(124,659)	(86,059)
Net cash flows provided by operating activities	475,637	740,469

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Payment for repurchase of shares	(505,047)	–
Net cash flows used in financing activities	(505,047)	–

Foreign exchange effect on cash	(235)	111

Net increase (decrease) in cash	(29,645)	740,580
Cash, beginning of year	2,157,336	1,417,275
Cash, end of year	$2,127,691	$2,157,855

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Patriot Gold Corp. (“Company”) was incorporated in the State of Nevada on November 30, 1998. The Company is engaged in natural resource exploration and is focused on acquiring, exploring, and developing natural resource properties. Currently the Company is undertaking programs in Nevada. The Company’s common stock trades on the Canadian Securities Exchange under the symbol PGOL, and also on the Over-The-Counter (“OTCQB”) market under the symbol PGOL.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2023.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of March 31, 2023 and December 31, 2022, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At March 31, 2023 and December 31, 2022, the Company had $1,755,733 and $1,855,389 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of March 31, 2023 and 2022, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at March 31, 2023 and December 31, 2022 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	March 31, 2023		December 31, 2022
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$25,565	$25,565	$36,104	$36,104

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

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of March 31, 2022, the Company has incurred approximately $89,616 of accumulated option and exploration expenses on the Vernal property. During the three months ended March 31, 2023 and 2022, the Company incurred no exploration expenses on the Vernal property.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of March 31, 2023, the company has incurred approximately $1,326,155 of exploration expenses on the Windy Peak Property, and $31,724 and $39,576 were spent for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the company has incurred approximately $359,008 of fees and exploration expenses on the Rainbow Mountain Property, and $0 and $2,903 were spent for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the three months ended March 31, 2023 and 2022, the Company earned royalties of $493,286 and $389,288, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of March 31, 2023, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company is to receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company is to be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 . There were no compensation costs charged against those plans for the three months ended March 31, 2023 and 2022, respectively.

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

Options granted pursuant to the plans are exercisable within ten years after the date of grant. The exercise price per share of common stock for options granted shall be determined by the Board of Directors or the designated committee, except for incentive stock options granted to a holder of ten percent or more of Patriot's common stock, for whom the exercise price per share will not be less than 110% of the fair market value.

As of March 31, 2023, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

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

The following table summarizes stock option activity and related information for the period ended March 31, 2023:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2021	10,340,000	$0.10	5.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance December 31, 2022	10,340,000	$0.10	4.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance March 31, 2023	10,340,000	$0.10	4.48	$0.00

Exercisable at March 31, 2023	10,340,000	$0.10	4.48	$0.00

The were no unvested stock options at March 31, 2023. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of March 31, 2023, the Company had 74,491,580 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

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

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended March 31, 2023. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2022	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding March 31, 2023	9,640,000	$0.13

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 10 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of March 31, 2023, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of March 31, 2023, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	9.67
$0.09 - $0.14	6,320,000	$0.11	3.23
$0.15 - $0.21	3,000,000	$0.16	2.47

Total Outstanding March 31, 2023	9,640,000

NOTE 9 - PREFERRED STOCK

As of March 31, 2023, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2023 and 2022, Mr. Black was paid fees in the amount of $29,100 and $0, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2023 and 2022, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2023 and 2022, Mr. Newton was paid fees in the amount of $98,300 and $103,219, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of March 31, 2023, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the three months ended March 31, 2023 and 2022, there were no consulting expenses.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2022, recorded as Directors Fees Expense. The fees for 2023 - 2024 are recorded as Prepaid Expenses as of March 31, 2023, in the amount of $122,500. For the three months ended March 31, 2023 and 2022, directors’ fees totaled $52,500 and $52,500, respectively.

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

In April, 2023, the Board of Directors approved the re-purchase and cancellation of 1,041,893 shares at $0.0605 per share for an aggregate price of $63,034.53.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Patriot Gold Corp. (hereinafter referred to as the “Company,” “Patriot Gold” or “we”) and other matters. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2023 after payment of accounts payable outstanding at March 31, 2023. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

During the three months ended March 31, 2023 and 2022, we had revenues of $493,286 and $389,288, respectively, resulting from the Moss Mine royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the three months ended March 31, 2023 and 2022 was $225,992 and $32,145, respectively. The change in profitability is primarily due to the $193,846 increase in royalty revenue compared to the prior year. In addition, there was an approximate $56,000 decrease in general and administrative expenses.

For the three months ended March 31, 2023 and 2022, mineral and exploration expenses were $31,724 and $42,479, respectively. The decrease in 2023 is primarily due to drilling and consulting expenditures on the Windy Peak project.

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $48,762 and $104,669, respectively. The decrease in 2023 is primarily due to a decrease in professional fees.

For the three months ended March 31, 2023 and 2022, other income (expenses) were ($11,121) and ($46,735), respectively. The change in other income/expense is due to an approximate $45,000 decrease in unrealized losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,842,109 at March 31, 2023 consisting primarily of $2,127,691 of cash, $25,565 of marketable securities, $435,015 of royalty receivables, and $210,838 of prepaid expenses. We had total liabilities of $131,202 at March 31, 2023, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2023:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $475,637 and $740,469 for the three months ended March 31, 2023 and 2022, respectively. The $264,832 decrease in cash provided by operations was primarily due to the change in royalty receivables.

There were no investing activities for the three months ended March 31, 2023 and 2022.

Cash used in financing activities were $505,047 and $0 for the three months ended March 31, 2023 and 2022, due to a repurchase of 3,350,313 shares of the Company’s common stock.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2023

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

