Form 10-Q
period 2023-09-30
PATRIOT GOLD CORP
filed 2023-11-14
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,449,687 shares of common stock, $0.001 par value, issued and outstanding as of November 14, 2023.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,264,119	$2,157,336
Marketable securities	18,819	36,104
Royalty receivables	393,904	803,883
Prepaid expenses	119,897	172,302
Total current assets	2,796,739	3,169,625

Long-term assets:
Deferred tax asset, net of valuation allowance	1,043,000	1,043,000
Total long-term assets	1,043,000	1,043,000

Total assets	$3,839,739	$4,212,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,220	$29,253
Accounts payable and accrued liabilities – related parties	150,002	193,175
Total current liabilities	216,222	222,428

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at September 30, 2023 and December 31, 2022, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at September 30, 2023 and December 31, 2022, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 71,449,687 and 77,841,893 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	71,450	77,842
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,519,936	29,230,625
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,358)	(16,067)
Accumulated deficit	(24,965,108)	(25,315,800)
Total stockholders' equity	3,623,517	3,990,197

Total liabilities and stockholders' equity	$3,839,739	$4,212,625

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$509,250	$490,911	$1,429,835	$1,286,717

Expenses:
Mineral costs	133,895	32,376	237,685	97,688
Consulting expense	259,076	97,117	518,808	330,464
Directors Fees	52,500	52,500	157,500	157,500
General and administrative	53,940	51,877	152,538	229,041
Total operating expense	499,411	233,870	1,066,531	814,693

Net income from operations	9,839	257,041	363,304	472,024

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(2,782)	(11,018)	(17,368)	(93,654)
Currency exchange	(1,527)	(2,323)	(3,884)	4,966
Other miscellaneous income	8,350	–	8,640	–
Total other income (expense)	4,041	(13,341)	(12,612)	(88,688)

Net income	13,880	243,700	350,692	383,336

Other comprehensive income (loss)
Foreign currency translation adjustment	102	–	(291)	95
Comprehensive income	$13,982	$243,700	$350,401	$383,431

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.00	$0.00	$0.01
Income per common share - diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding - basic	72,471,426	75,805,104	74,333,406	74,805,544
Weighted average shares outstanding - diluted	72,471,426	75,805,104	74,333,406	74,805,544

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	Issued	Income	Deficit	Total
For the 3 months ended September 30, 2022

Balance June 30, 2022	290,000	$290	71,380,354	$71,380	$(9,093)	$29,027,087	$22,400	$(16,357)	$(25,797,675)	$3,298,032
Issuance of restricted common stock	–	–	6,461,539	6,462	–	203,538	–	–	–	210,000
Net income and comprehensive income	–	–	–	–	–	–	–	–	243,700	243,700

Balance September 30, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,357)	$(25,533,975)	$3,751,732

For the 9 months ended September 30, 2022

Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$29,476,587	$22,400	$(16,452)	$(25,937,311)	$3,610,801
Stock Repurchase	–	–	(3,000,000)	(3,000)	–	(449,500)	–	–	–	(452,500)
Issuance of restricted common stock	–	–	6,461,539	6,462	–	203,538	–	–	–	210,000
Net income and comprehensive income	–	–	–	–	–	–	–	95	383,336	383,431

Balance September 30, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,357)	$(25,533,975)	$3,751,732

For the 3 months ended September 30, 2023

Balance June 30, 2023	290,000	$290	73,449,687	$73,450	$(9,093)	$28,664,435	$22,400	$(16,460)	$(24,978,988)	$3,756,034
Stock Repurchase	–	–	(2,000,000)	(2,000)	–	(144,499)	–	–	–	(146,499)
Net income and comprehensive income	–	–	–	–	–	–	–	102	13,880	13,982

Balance September 30, 2023	290,000	$290	71,449,687	$71,450	$(9,093)	$28,519,936	$22,400	$(16,358)	$(24,965,108)	$3,623,517

For the 9 months ended September 30, 2023

Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,067)	$(25,315,800)	$3,990,197
Stock Repurchase	–	–	(6,392,206)	(6,392)	–	(710,689)	–	–	–	(717,081)
Net income and comprehensive income	–	–	–	–	–	–	–	(291)	350,692	350,401

Balance September 30, 2023	290,000	$290	71,449,687	$71,450	$(9,093)	$28,519,936	$22,400	$(16,358)	$(24,965,108)	$3,623,517

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Net Income	$350,692	$383,336
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	17,285	94,347
Change in operating assets and liabilities:
Royalties receivables	409,980	318,708
Prepaid expenses	52,404	56,149
Accounts payable and accrued liabilities	36,966	2,615
Accounts payable and accrued liabilities – related parties	(43,172)	(39,643)
Net cash flows provided by operating activities	824,155	815,512

Net cash flows used in investing activities	–	–

Cash flows from financing activities
Stock repurchase and cancellation	(717,081)	(452,500)
Net cash flows used in financing activities	(717,081)	(452,500)

Foreign exchange effect on cash	(291)	95

Net increase in cash	106,783	363,107
Cash, beginning of year	2,157,336	1,417,275
Cash, end of year	$2,264,119	$1,780,382

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Issuance of restricted stock for prepaid director fees	$–	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2023.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has cash equivalents of $1,000,000 and $0 as of September 30, 2023 and December 31, 2022.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based on historical collection trends and write-off history. As of September 30, 2023 and December 31, 2022, there was no allowance recorded.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At September 30, 2023 and December 31, 2022, the Company had $1,892,151 and $1,855,389 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of September 30, 2023 and 2022, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at September 30, 2023 and December 31, 2022 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	September 30, 2023		December 31, 2022
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$18,819	$18,819	$36,104	$36,104

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

New Accounting Pronouncements

The Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” effective January 1, 2021. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This pronouncement replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates such as historical experience, current conditions and reasonable forecast. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss would be set up and the net income would be impacted. The Company reviewed its financial assets, which primarily consist of the Royalties Receivable discussed Note 4 . Since the Company has no loss history from collection of the royalties, there is no reasonable basis with which to determine expected future losses. As such, no valuation allowance has been established.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of September 30, 2023, the Company has incurred approximately $99,482 of accumulated option and exploration expenses on the Vernal property. During the nine months ended September 30, 2023 and 2022, the Company incurred exploration expenses on the Vernal property of $9,866 and $0, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of September 30, 2023, the company has incurred approximately $1,527,344 of exploration expenses on the Windy Peak Property, and $154,046 and $94,486 were spent for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the company has incurred approximately $359,008 of fees and exploration expenses on the Rainbow Mountain Property, and $0 and $3,203 were spent for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the nine months ended September 30, 2023 and 2022, the Company earned royalties of $1,429,835 and $1,286,717, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. As of September 30, 2023, no royalties have yet been earned.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012. There were no compensation costs charged against those plans for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the nine months ended September 30, 2023. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended September 30, 2023:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2021	10,340,000	$0.10	5.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance December 31, 2022	10,340,000	$0.10	4.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance September 30, 2023	10,340,000	$0.10	3.98	$0.00

Exercisable at September 30, 2023	10,340,000	$0.10	3.98	$0.00

The were no unvested stock options at September 30, 2023. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of September 30, 2023, the Company had 71,449,687 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

On August 14, 2023, the Board of Directors approved the re-purchase and cancellation of 2,000,000 shares at $0.072 per share for an aggregate price of $144,000.

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

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended September 30, 2023. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2022	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding September 30, 2023	9,640,000	$0.13

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 10 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of September 30, 2023, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital.

The following tables summarizes outstanding warrants as of September 30, 2023, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	9.17
$0.09 - $0.14	6,320,000	$0.11	2.73
$0.15 - $0.21	3,000,000	$0.16	1.97

Total Outstanding September 30, 2023	9,640,000

NOTE 9 - PREFERRED STOCK

As of September 30, 2023, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2023 and 2022, Mr. Black was paid fees in the amount of $133,998 and $2,842, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2023 and 2022, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2023 and 2022, Mr. Newton was paid fees in the amount of $439,920 and $286,603, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of September 30, 2023, in accordance with ASC 505-10-45-2, it is classified as a reduction of Additional Paid-In Capital.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2022, recorded as Directors Fees Expense. The fees for 2023 - 2024 are recorded as Prepaid Expenses as of September 30, 2023, in the amount of $87,500. For the nine months ended September 30, 2023 and 2022, directors’ fees totaled $157,500 and $157,500, respectively.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2023 after payment of accounts payable outstanding at September 30, 2023. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

During the three months ended September 30, 2023 and 2022, we had revenues of $509,250 and $490,911, respectively, resulting from the Moss Mine royalty. During the nine months ended September 30, 2023 and 2022, we had revenues of $1,429,835 and $1,286,717, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net profit for the three months ended September 30, 2023 was $13,880 compared to net profit of $243,700 for the three months ended September 30, 2022. Net profit for the nine months ended September 30, 2023 was $350,692 compared to a net profit of $383,336 for the nine months ended September 30, 2022. The change in profitability is primarily due to $139,997 increase in mineral expenses and $188,344 increase in consulting expenses, as well as a $76,286 decline on unrealized holding gain (loss) on marketable securities. This was offset by the $76,503 decrease in general and administrative expenses compared to the prior year.

For the three months ended September 30, 2023 and 2022, mineral and exploration expenses were $133,895 and $32,376, respectively. For the nine months ended September 30, 2023 and 2022, mineral and exploration expenses were $237,685 and $97,688, respectively. The increase in 2023 is primarily due to drilling and consulting expenditures on the Windy Peak project. In addition, the Company has relinquished its claims on the Rainbow Mountain project to the BLM and is no longer incurring expenses related to this project.

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $53,940 and $51,877, respectively. For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $152,538 and $229,041, respectively. The decrease in 2023 is primarily due to a decrease in professional fees.

For the three months ended September 30, 2023 and 2022, other income (expenses) were $4,041 and ($13,341), respectively. For the nine months ended September 30, 2023 and 2022, other income (expenses) were ($12,612) and ($88,688), respectively. The change in other income/expense is due to an approximate $76,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,839,739 at September 30, 2023 consisting primarily of $2,264,119 of cash and cash equivalents, $18,819 of marketable securities, $393,904 of royalty receivables, $119,897 of prepaid expenses and $1,043,000 of deferred tax asset. We had total liabilities of $216,222 at September 30, 2023, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2023:

•	$1,400,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $824,155 and $815,512 for the nine months ended September 30, 2023 and 2022, respectively. The $8,643 decrease in cash provided by operations was primarily due to the increase in royalty receivables, offset by the decrease in the fair value adjustment for marketable securities.

There were no investing activities for the nine months ended September 30, 2023 and 2022.

Cash used in financing activities was $717,081 and $452,500 for the nine months ended September 30, 2023 and 2022, respectively, resulting from the repurchase and cancellation of common stock.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Dated: November 14, 2023

PATRIOT GOLD CORP.

By:   /s/ Trevor Newton

Trevor Newton

Chief Executive Officer and President

