Form 10-K
period 2023-12-31
PATRIOT GOLD CORP
filed 2024-03-29
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2023 was approximately $3,183,484.

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2024 was 61,354,539 shares.

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

ii

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

On February 28, 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the property called the Moss Mine Property, Mohave County, Arizona (the “Moss Property” or “Moss Mine Property”). Upon execution of the agreement ISGC paid the Company $500,000 USD and agreed to spend an aggregate total of $8,000,000 USD on exploration and related expenditures over the ensuing five years. Subsequent to exercise of the earn-in, ISGC and the Company agreed to form a 70/30 joint venture.

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

Financing

There were no financing activities undertaken by the Company during the fiscal year ended December 31, 2023. Due to the commencement of the royalties from the Moss mine, management estimates that the Company will not require additional funding for the Company’s planned operations for the next twelve months.

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

Item 1B.        Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C.        Cybersecurity.

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Company does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Company will not be damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

Item 2.          Description of Properties.

Introduction

The property disclosures in this Item 2 are presented in accordance with Regulation S-K 1300 (SK1300), including certain exemptions with respect to disclosures relating to royalty interests. This Item 2 provides summary information about our overall portfolio of property holdings and royalty interests, as well as more detailed information about our material property.

Our management periodically reviews the materiality of individual properties and royalty interests within our portfolio. After considering quantitative and qualitative factors relating to the properties in which we have an interest in the context of our business operations and financial condition, including all related activities from exploration through external sale, we determined the only property considered material to our business is our royalty with respect to the Moss Mine.

Our summary and individual property disclosures are provided in accordance with SK1300, which provides that a registrant with a royalty right may omit certain information required by the summary and individual property disclosure requirements if the registrant specifies the information to which it lacks access, explains the reason it lacks the required information and provides all required information that it does possess or which it can acquire without incurring an unreasonable burden or expense. Our royalty agreement with respect to the Moss Mine, which is the only property considered material to our business, does not require the operator, who is not an affiliate of ours, to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries. As a result, our presentation with respect to such royalty is limited to information we can acquire without unreasonable burden or expense.

With respect to each of our properties excluding royalty interests, our disclosures in this Item 2 are based on information reviewed and verified by Zachary J. Black, Director and a Qualified Person for National Instrument 43-101 (Standards of Disclosure for Mineral Projects).

Summary

We do not lease or own any real property for our corporate offices. We currently maintain our corporate office on a month-to-month basis at 401 Ryland St, Suite 180, Reno, NV 89502. Management believes that our office space is suitable for our current needs.

Our property holdings as of December 31, 2023 consist of the Vernal Property, the Windy Peak Property, a royalty with respect to the Moss Mine Project, and a royalty with respect to the Bruner Gold Project. Our only material property is the Moss Mine royalty.

Patriot Gold Corp Projects Map

Following is summary information regarding both our material and non-material properties:

	Material Property	Non-Material Property

	Moss Mine Royalty	Vernal Property	Windy Peak Property	Bruner Royalty
Location	Western Arizona	Central Nevada	West Central Nevada	Central Nevada
The type and amount of ownership interests	Patriot holds a royalty of 3% of Net Smelter Returns with respect to the original approximately 5 patented mining parcels and approximately 400 unpatented mining claims held by Golden Vertex Corp., and the surrounding 1 mile area of interest	12 unpatented mining claims on approximately 248 acres	114 unpatented mineral claims on approximately 2,337 acres	Patriot holds a royalty of 2% of Net Smelter Returns with respect to the original approximately 26 patented mining claims and approximately 191 unpatented mining claims held by Endeavour Silver Corp., and the surrounding 2 mile area of interest
Operator	Golden Vertex Corp.	Patriot	Patriot	Endeavour Silver Corp.
Titles, mineral rights, leases or options and acreage involved	Patriot holds a royalty of 3% of Net Smelter Returns with respect to the original approximately 5 patented mining parcels and approximately 400 unpatented mining claims held by Golden Vertex Corp., and the surrounding 1 mile area of interest	Patriot’s wholly owned subsidiary holds 12 unpatented mining claims on approximately 248 acres, subject to a 3% royalty in favor of MinQuest	Patriot holds 114 unpatented mineral claims on approximately 2,337 acres

Patriot holds a royalty of 2% of Net Smelter Returns with respect to the original approximately 26 patented mining claims and approximately 191 unpatented mining claims held by Endeavour Silver Corp., and the surrounding 2 mile area of interest

Stage	Production	Exploration	Exploration	Exploration
Key permit conditions	N/A*	Not permitted	Permitted for exploration	N/A*
Mine types and mineralization styles	Extraction of gold and silver from ore via heap leaching, with resulting precipitate smelted into dore bars	No proven or probable reserves	No proven or probable reserves	No proven or probable reserves
Processing plants/ facilities	N/A*	None	None	N/A*
Production*	N/A*	None	None	N/A*
*The only producing property in which we have an interest is the Moss Mine Project. Because we only hold a royalty interest with respect to such property, we do not have access to the annual production for the area subject to the royalty during the three most recently completed fiscal years without incurring unreasonable expense or burden. We also do not have access to information regarding key permit conditions or processing plants or facilities for properties with respect to which we only hold a royalty interest without incurring unreasonable expense or burden. With respect to key permit conditions generally, operators of the mines that are subject to our royalty interests must comply with environmental, mine safety, land use, water use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States.

Summary of Mineral Resources and Reserves

We are not able to provide a summary of mineral resources and mineral reserves, as determined by a qualified person, at the end of the most recently completed fiscal year by commodity and geographic area with respect to each property containing 10% or more of our interests in measured and indicated mineral resources or mineral reserves, because we hold a royalty with respect to the only property that has established resources and reserves and, as a mere royalty holder, we do not have access to such information without incurring unreasonable burden or expense.

Individual Property Disclosure - Material Property

Moss Mine Project

The Moss Mine (“Moss Mine”) is located within the historic Oatman District, 10 miles east of Bullhead City, Arizona and approximately 70 miles southeast of Las Vegas, Nevada. The Moss Mine extracts gold and silver from ore via heap leaching and smelts the resulting precipitate into dore bars. The operator of the Moss Mine is Golden Vertex Corp. Our agreement with the operator does not require the operator to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries otherwise required under Regulation S-K 1300.

We hold a royalty of 3% of Net Smelter Returns from the production of minerals from the property. “Net Smelter Returns” means the aggregate proceeds received from time to time from any smelter or other purchaser from the sale of any minerals, metals or other material of commercial value produced by and from the covered property, after deducting the cost of transportation and smelting and refining charges. The property covered by the royalty includes the original approximately 5 patented mining claims and approximately 400 unpatented mining claims held by Golden Vertex Corp., and the surrounding 1 mile area of interest. Payment is due within 30 days after the end of each calendar month in which the operator receives payments for production from the property.

Although we consider the Moss Mine material because it is the only property in which we have an interest that has proven reserves, we do not own the Moss Mine and do not own or have access to the current technical data relating to titles, mineral rights, acreage, state of the property, permitting, mining operations, processing and resource/reserve calculations. Further, obtaining such information would result in an unreasonable burden and expense.

With respect to key permit conditions generally, operators must comply with environmental, mine safety, land use, water use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States. Although we, as a royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operator to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

We have no decision-making authority regarding the development or operation of the mineral properties underlying our royalty interest. The operator makes all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, tailings storage facility design and operation, plant and equipment matters, and temporary or permanent suspension of operations, as well as estimates of resources and reserves.

Internal controls for determining and reporting the mineral resources and mineral reserves are specific to individual projects and are maintained by the operators. In general, mineral resources and mineral reserves are supported by technical studies relevant to the jurisdictions within which the operators conduct their financial disclosure, and qualified persons specified by the operators (as determined by the laws and disclosure rules in the applicable jurisdictions) have endorsed the quality of the work. Our agreements with operators do not give us access to underlying technical data sufficient to specifically confirm the opinion of the qualified persons for each mineral resource or mineral reserve or the status of the qualified persons as qualified persons under SK1300.

We do not have access to information regarding infrastructure, the present condition of the property, the proposed program of development, reserve or resource information, the condition of equipment and facilities, the history of operations, significant encumbrances or permit conditions, or the book value of the property, plant or equipment without unreasonable burden or expense.

Individual Property Disclosure - Non-Material Property

With respect to each of our properties, excluding the Moss Mine Royalty:

•	Our disclosures are based on information reviewed and verified by Zachary J. Black, Director and a Qualified Person for National Instrument 43-101 (Standards of Disclosure for Mineral Projects); and

•	We have implemented sampling and analytical quality assurance and quality control procedures, which we believe are consistent with industry standards, including but not limited to, the following:

1.	All sampling is conducted under the supervision of Patriot's exploration personnel or representatives.
2.	The chain of custody from the project to the sample preparation facility is monitored and controlled by Patriot's exploration personnel or representatives or its shipping contractors.
3.	Samples are collected and stored at the logging or storage facility which include security and monitoring efforts.
4.	Samples are labeled with unique sample numbers, bagged, and secured before shipping.
5.	Samples are shipped at periodic intervals to an industry accepted ISO accredited lab for further analysis.
6.	Control procedures include insertion of reference materials or blanks into the sample stream.
7.	Validation of the analytical results are conducted upon receipt of final assay reports by Patriot's exploration personnel or representatives.
8.	Until validated and reported publicly, assay results are kept confidential and securely maintained by Patriot's exploration personnel or representatives for completion of validation and compilation of the assay data.

Vernal Property

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

To date, we have paid the option payments and made the expenditures necessary to satisfy the requirements of the BV Agreement and 100% interest in these two properties was therefore transferred to us, subject to MinQuest retaining a 3% royalty. All mining interests in the properties are subject to MinQuest retaining a 3% royalty of the aggregate proceeds from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges. Pursuant to the BV Agreement, we have a one-time option to purchase a portion of MinQuest’s royalty interest at a rate of $1,000,000 for each 1%. We may exercise our option 90 days following completion of a bankable feasibility study of the Bruner and Vernal properties, which, as it relates to a mineral resource or reserve, is an evaluation of the economics for the extraction (mining), processing and marketing of a defined ore reserve that would justify financing from a banking or financing institution for putting the mine into production.

On April 16, 2010, we entered into an Assignment Agreement with our wholly owned subsidiary, Provex Resources, Inc., (now Goldbase, Inc.) a Nevada corporation, to assign the exclusive option to an undivided right, title and interest in the Bruner, Bruner Expansion and Vernal properties to Provex. Pursuant to the Agreement, Provex assumed our rights, and agreed to perform all of our duties and obligations, arising under the original property option agreements.

In April 2017, Canamex Resources purchased our interest in the Bruner properties for $1,000,000 cash, and we retained a 2% net smelter return royalty on the Bruner properties including any claims acquired within a two-mile area of interest around the existing claims. Additionally, Canamex had the option to buy-down half of our royalty retained for $5,000,000 any time during a five-year period following closing of the purchase and sale agreement.

Description and Location of the Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. Access from Fallon, the closest town of any size, is by 50 miles of paved highway and 30 miles of gravel roads. We hold the property via 12 unpatented mining claims (approximately 248 acres). We have a 100% interest in the Vernal property, subject to an existing royalty.

Exploration History of the Vernal Property

Historical work includes numerous short adits constructed on the Vernal Property between 1907 and 1936. There appears to have been little or no mineral production.

The Vernal Property is underlain by a thick sequence of Tertiary age rhyolitic volcanic rocks including tuffs, flows and intrusives. A volcanic center is thought to underlie the district, with an intruding rhyolite plug dome (a domal feature formed by the extrusion of viscous quartz-rich volcanic rocks) thought to be closely related to mineralization encountered by the geologists of Amselco, the U.S. subsidiary of a British company, who explored the Vernal Property back in the 1980’s, and who in 1983 mapped, sampled and drilled the Vernal Property. Amselco has not been involved with the Vernal Property since that time and is not associated with the Vernal Property or the exploration work being done. A 225-foot-wide zone of poorly outcropping quartz stockworks (a multi-directional quartz veinlet system) and larger veining trends exist northeast from the northern margin of the plug. The veining consists of chalcedony containing 1-5% pyrite. Clay alteration of the host volcanics is strong. Northwest trending veins are also present but very poorly exposed. Both directions carry gold values. Scattered vein float is found over the plug. The most significant gold values in rock chips come from veining in tuffaceous rocks north of the nearly east-west contact of the plug. This area has poor exposure, but sampling of old dumps and surface workings show an open-ended gold anomaly that measures 630 feet by 450 feet.

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

In July 2003 and again in June 2017, members of our Board of Directors and geology team made an onsite inspection of the Vernal property. Mapping (the process of laying out a grid on the land for area identification where samples are taken) and sampling (the process of taking small quantities of soil and rock for analysis) have been completed. In 2005, permits for trenching and geochemical sampling were obtained from the U.S. Forest Service, and a subsequent trenching and sampling program was completed.

Our exploration of the Vernal Property to date has consisted of geologic mapping, trenching and rock chip geochemical sampling. The Board of Directors approved a budget of approximately $55,000 (including the refundable bond of $900) for the Vernal property. An exploration program was conducted in November 2008. The program consisted of 200 feet of trenching, sampling and mapping, and opening, mapping and sampling of an underground workings consisting of approximately 275 feet of workings. We continue to evaluate the Vernal Property.

In September 2017, we released a National Instrument 43-101 Technical Report on the Vernal Property.

Planned Exploration

Our current objectives are to assess the geological merits and if warranted and feasible establish an exploration program to identify the potential for economically viable mineralization. The cost of an exploration plan has not yet been determined therefore estimated exploration expenditures are not available at this time. We recognize that the Vernal Property is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Windy Peak Property

Acquisition of Interest

In May 2015, after a review of historical records and information available regarding a potential mineral property interest in Churchill County, Nevada, we acquired the Windy Peak Property, (referred to herein as the “Windy Peak Property” or “Windy Peak”). This early-stage exploration project was secured through the completion of an Assignment and Assumption Agreement. Windy Peak has been visited by our directors and technical staff several times in 2017, 2018, 2019, 2020, and 2022.

Description and Location of the Windy Peak Property

The Windy Peak Property consists of 114 unpatented mineral claims covering approximately 2,337 contiguous acres, 3 miles north-northeast of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 5.5 miles south of Middlegate. The property is a contiguous claim block. Access to the project area is by paved highway, followed by a short stretch of gravel road.

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

Exploration on and around the property has included geologic mapping, rock chip sampling, sagebrush biogeochemistry, VLF-EM, VLF-resistivity and magnetic geophysical surveys, and reverse circulation drilling. Various companies, including Terraco Gold Corp, Solitario Resources, Red Star Gold, Pegasus Gold Corp, Rio Tinto, and Kennecott, have conducted drilling on and around the property, with more than 70 holes drilled. Limited small-scale mining activities have been conducted by various private parties since the 1940's, including a small glory hole mined during the 1970's centered on Hill 6483. Previous work on the property included many vertical reverse-circulation drill holes, which are not suited to testing the high-angle structures known to host the gold- bearing veins. Some of the holes previously drilled are inferred to be too shallow to properly test targets. We believe the high-grade structurally hosted gold potential on the property has not been tested by previous drilling programs.

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

Current Exploration

We have been conducting an ongoing exploration program to assess the potential for economically viable mineralization. The exploration program has been permitted by the BLM. We initiated drilling in the summer of 2018, and this program extended into October 2018. Further drilling was completed in December 2019, and again in January 2021. Exploration on the project is ongoing. We recognize that Windy Peak is an early-stage exploration opportunity and there are currently no proven or probable reserves.

Bruner Gold Project

We do not consider the Bruner Gold Project (“Bruner”) to be material in that it does not have proven reserves. We do not own the Bruner gold project and do not own or have access to the current technical data relating to titles, mineral rights, acreage, state of the property, permitting, mining operations, processing and resource/reserve calculations. We solely hold a royalty interest with respect to the property.

The Bruner is located approximately 130 miles east-southeast of Reno, Nevada. The project is 15 miles south of the Paradise Peak Mine, 45 miles southeast of the Round Mountain Mine, and 25 miles west of the Rawhide Mine. The operator of the Bruner gold project is Endeavour Silver Corp.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CANADIAN SECURITIES EXCHANGE (“CSE”) and OTC

The Company’s common stock is listed on the Canadian Securities Exchange and also trades on the OTC market. Patriot’s stock symbol is “PGOL.”

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $0.11 (CDN).

Holders

On December 31, 2023, there were approximately seventy-seven (77) holders of record of the Company’s common stock, not including shareholders who hold their shares in street name.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued, exercised, cancelled or expired during the year ending December 31, 2023. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised, cancelled or expired during the year ending December 31, 2023. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2023, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2012 Stock Option Plan	3,745,000	$0.10	155,000
2014 Stock Option Plan	4,815,000	$0.10	185,000
2019 Stock Option Plan	–	–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2023:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2023.

Stock Based Compensation

For the year ended December 31, 2023 and 2022, Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company opted to receive his director fees in the form of restricted stock rather than cash. The restricted common stock is restricted for a period of three years following the date of grant. He received 6,461,539 shares of restricted common stock for his three-year director term beginning January 1, 2022. The shares were valued at $0.325 per share, for a total non-cash expense of $70,000 for the years ended December 31, 2023 and 2022, recorded as Directors Fees Expense. The fees for 2024 are recorded as Prepaid Expenses as of December 31, 2023, in the amount of $70,000.

Item 6.          Selected Financial Data.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand is sufficient to fund planned operations for 2024 after payment of accounts payable outstanding at December 31, 2023. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2023, we continued our evaluation work on our Vernal project and Windy Peak project. Our funds are sufficient to meet all planned activities as outlined below. The Company expects the short and long-term funding of our operations going forward to be financed through existing funds.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2024.

Results of Operations

The Twelve Months Ended December 31, 2023 compared to the Twelve Months Ended December 31, 2022

During the years ended December 31, 2023 and 2022, we had revenues of $1,930,348 and $1,786,040, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the year ended December 31, 2023 was $83,632compared to net income of $621,896 for the year ended December 31, 2022, for an approximate $538,000 decrease in net income. The decrease in the net income is primarily due to the $325,000 increase of mineral costs. In addition, consulting expenses increased by $247,000 and general and administrative expenses increased by $275,000.

For the years ended December 31, 2023 and 2022, mineral and exploration expenses were $426,265 and $101,366, respectively, for an approximate $325,000 increase. The increase is primarily due to an increase of $236,000 expenditures on the Windy Peak project and a $81,000 of expenditures on identifying potential new projects.

For the years ended December 31, 2023 and 2022, general and administrative expenses were $546,183 and $270,969, respectively, for an approximate $275,000 increase, primarily due to the establishment of an allowance for doubtful accounts.

For the years ended December 31, 2023 and 2022, other income (expense) was $7,938 and ($75,578), respectively. The change in other income (expense) is due to an approximated $75,000 decrease in unrealized holding losses on marketable securities.

Liquidity and Capital Resources

We had total assets of $3,313,041 at December 31, 2023 consisting primarily of $1,701,720 of cash and $32,237 of marketable securities. We had total liabilities of $278,065 at December 31, 2023, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2024:

•	$1,500,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by operations was $582,584 and $1,192,176 for the years ended December 31, 2023 and 2022, respectively. The $610,000 decrease in cash provided by operations was primarily due to the change in the royalties receivable account.

There were no cash provided by (used in) investing activities for the years ended December 31, 2023 and 2022.

Financing activities during the years ended December 31, 2023 and 2022 used cash of $1,038,853 and $452,500, respectively, from the re-purchase and cancellation of common stock.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management concluded the Company does not have control deficiencies that represent material weaknesses as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2023 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation, they concluded the internal controls and procedures were effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended December 31, 2023, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

Item 9B.          Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	83	October 13, 2005
Trevor Newton (2)	President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer, and Director	54	October 9, 2014
Zachary Black (3)	Director	43	July 18, 2016

(1)	Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Chief Financial Officer, Secretary and Treasurer.
(3)	Mr. Black was appointed Director on July 18, 2016.

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

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2023 and 2022 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2023, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2023 and whose total compensation during the year ended December 31, 2023 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2023 and whose total compensation during the year ended December 31, 2023 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Newton	2023	0	0	70,000	0	0	0	550,956	620,956
	2022	0	0	70,000	0	0	0	383,416	453,416

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2023.

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

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2023 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	0	70,000	0	0	0	550,956	620,956
Zachary Black (3)	70,000	0	0	0	0	158,098	228,098

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.
(3)	Mr. Black was appointed Director on July 18, 2016.
(4)	Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2023, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 69,354,539 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2023, which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1.1%

Trevor Newton	Common	26,383,039	(2)	38.0%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.7%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	27,614,289		39.8%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

Ron Daems	Common Stock	9,600,000		13.8%

(1)	Does not include 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.
(2)	Does not include 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,940,000 vested warrants. Also excludes 320,000 shares that have not yet been issued from a warrant exercise in 2020.
(3)	Does not include 1,225,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022 is set forth below.

	Year ending December 31, 2023	Year ending December 31, 2022
Audit Fees	$34,000	$30,825
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. and Subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Doubtful Accounts

As stated in Note 1 and 4 in financial statements, the Company has royalty interests in a mine in Arizona. The balance is considered significant to the overall financial statements and requires auditor judgement for an appropriate valuation. Auditing management’s analysis includes tests that are complex and highly judgmental due to the valuation required to determine the collectability of outstanding balances. These are significant assumptions and factors such as expectations about future market and economic conditions and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of allowance on royalty receivables consisted of the following, among others:

1.	Obtained and tested management’s procedures and analysis including the accuracy and completeness of the underlying schedules.
2.	Obtained and assessed reasonableness of management’s conclusion for assessment of allowance in accordance with ASC 326.
3.	Tested collections during current and subsequent periods.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 29, 2024

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$1,701,720	$2,157,336
Marketable securities	32,237	36,104
Royalty receivables, net of allowance for uncollectible receivables	358,645	803,883
Prepaid expenses	161,439	172,302
Total current assets	2,254,041	3,169,625

Long-term assets:
Deferred tax asset, net of valuation allowance	1,059,000	1,043,000
Total long-term assets	1,059,000	1,043,000

Total assets	$3,313,041	$4,212,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,229	$29,253
Accounts payable and accrued liabilities – related parties	238,836	193,175
Total current liabilities	278,065	222,428

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2023 and 2022, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2023 and 2022, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 69,354,539 and 77,841,893 shares issued and outstanding at December 31, 2023 and 2022, respectively	69,355	77,842
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,200,259	29,230,625
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(15,414)	(16,067)
Accumulated deficit	(25,232,821)	(25,315,800)
Total stockholders' equity	3,034,976	3,990,197

Total liabilities and stockholders' equity	$3,313,041	$4,212,625

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Revenues	$1,930,348	$1,786,040

Expenses:
Mineral costs	426,265	101,366
Consulting expense	688,859	441,616
Directors fees	210,000	210,000
General and administrative	546,183	270,969
Total operating expense	1,871,307	1,023,951

Net income from operations	59,041	762,089

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(4,080)	(79,426)
Currency exchange	(4,223)	3,797
Other miscellaneous income	16,241	51
Total other income (expense)	7,938	(75,578)

Net Income before taxes	66,979	686,511
Income tax benefit (expense) (see Note 10)	16,000	(65,000)

Net income	82,979	621,511

Other comprehensive income (loss)
Foreign currency translation adjustment	653	385
Comprehensive income	$83,632	$621,896

Earnings per share, basic and diluted:
Income per common share - basic	$0.00	$0.01
Income per common share - diluted	$0.00	$0.01

Weighted average shares outstanding - basic	73,417,127	75,570,871
Weighted average shares outstanding - diluted	73,417,127	75,570,871

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock			Common Shares	Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Treasury Stock	To be Issued	Paid-in Capital	Comprehensive Income	Retained Deficit	Total

Balance December 31, 2021	290,000	$290	74,380,354	$74,380	$(9,093)	$22,400	$29,476,587	$(16,452)	$(25,937,311)	$3,610,801

Stock Re-Purchase	–	–	(3,000,000)	(3,000)	–	–	(449,500)	–	–	(452,500)

Stock Issuance	–	–	6,461,539	6,462	–	–	203,538	–	–	210,000

Net income	–	–	–	–	–	–	–	385	621,511	621,896

Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$22,400	$29,230,625	$(16,067)	$(25,315,800)	$3,990,197

Stock Re-Purchase	–	–	(8,487,354)	(8,487)	–	–	(1,030,366)	–	–	(1,038,853)

Net income	–	–						653	82,979	83,632

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$22,400	$28,200,259	$(15,414)	$(25,232,821)	$3,034,976

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Net Income	$82,979	$621,511
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	3,867	80,003
Change in operating assets and liabilities:
Royalties receivables	445,238	303,413
Prepaid expenses	10,863	76,457
Deferred tax asset, net of valuation allowance	(16,000)	65,000
Accounts payable and accrued liabilities	9,976	22,861
Accounts payable and accrued liabilities – related parties	45,661	22,931
Net cash flows provided by operating activities	582,584	1,192,176

Cash flows from investing activities:
Net cash flows provided by investing activities	–	–

Cash flows from financing activities:
Purchase and cancellation of stock	(1,038,853)	(452,500)
Net cash flows used in financing activities	(1,038,853)	(452,500)

Foreign exchange effect on cash	653	385

Net increase (decrease) in cash	(455,616)	740,061
Cash, beginning of year	2,157,336	1,417,275
Cash, end of year	$1,701,720	$2,157,336

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash financing activities:
Issuance of restricted stock for prepaid director fees	$–	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2023.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has cash equivalents of $1,000,000 and $0 as of December 31, 2023 and 2022, respectively.

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

Royalties Receivables and Allowance for Uncollectible Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of December 31, 2023 and 2022, there was an allowance of $358,645 and $0, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2023 and 2022, the Company had $1,475,743 and $1,855,389 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of December 31, 2023 and 2022, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income (loss) from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities at December 31, 2023 and 2022 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2023		December 31, 2022
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$32,237	$32,237	$36,104	$36,104

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

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2023, the Company has incurred approximately $99,977 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2023 and 2022, the Company incurred exploration expenses on the Vernal property of $10,361 and $0, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 114 unpatented mineral claims covering approximately 2,337 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2023, the company has incurred approximately $1,628,961 of exploration expenses on the Windy Peak Property, and $334,530 and $98,064 were spent for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the company has incurred approximately $359,008 of fees and exploration expenses on the Rainbow Mountain Property, and $0 and $3,303 were spent for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the years ended December 31, 2023 and 2022, the Company earned royalties of $1,930,348 and $1,786,040, respectively. As of December 31, 2023 and 2022, the Company had Royalties Receivables, net of allowance for doubtful accounts of $358,645 and $803,883, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2023, no royalties have yet been earned.

In March 2019, the Company purchased a Vanadium Oxide royalty interest from a related party. In exchange for a non-refundable payment of $300,000, the Company is to receive royalties based on the gross production of Vanadium Oxide (“Vanadium”) from a bitumen deposit covering 19 oil sands leases in Alberta. For each barrel of bitumen produced from the specified oil sands until March 21, 2039, or upon termination of mining, whichever is earlier, the Company is to be paid a royalty equal to 25 grams of Vanadium per barrel of bitumen produced, multiplied by the price of Vanadium Pentoxide 98% min in-warehouse Rotterdam published on the last business day of the month in which the gross production of bitumen occurred. While management believes the royalty interest continues to have value, there is no defined timeline to begin production of Vanadium and as such, as of December 31, 2023, the Company has fully impaired the royalty asset.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012. There were no compensation costs charged against those plans for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2023 or 2022. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the years ended December 31, 2023 and 2022:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2021	10,340,000	$0.10	5.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2022	10,340,000	$0.10	4.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2023	10,340,000	$0.10	3.72	0.00

Exercisable at December 31, 2023	10,340,000	$0.10	3.72	0.00

The were no unvested stock options for the years ended December 31, 2023 and 2022. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2023, the Company had 69,354,539 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

In 2022, Trevor Newton opted to receive his director fees for 2022 – 2024 in the form of shares in lieu of cash. See Note 11 for further details.

On November 28, 2023, the Board of Directors approved the re-purchase and cancellation of 2,095,148 shares at $0.15 per share for an aggregate price of $314,272.

On August 16, 2023, the Board of Directors approved the re-purchase and cancellation of 2,000,000 shares at $0.072 per share for an aggregate price of $144,000.

On May 5, 2023, the Board of Directors approved the re-purchase and cancellation of 1,041,893 shares at $0.0605 per share for an aggregate price of $63,035.

On March 1, 2023, the Board of Directors approved the re-purchase and cancellation of 3,350,313 shares at $0.15 per share for an aggregate price of $502,547.

On June 25, 2022, the Board of Directors approved the re-purchase and cancellation of 3,000,000 shares at $0.15 per share for an aggregate price of $450,000.

On August 15, 2022, the Board of Directors approved Amended Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws, which were adopted effective as of August 15, 2022, allows that the shares of the Company be certificated or uncertificated, as provided under Nevada law, and shall be entered in the books of the corporation and recorded as they are issued. A complete copy of the Company's Amended Bylaws, which includes the language modified in Article II, is attached to this report as Exhibit 3.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2023 and 2022. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	9,840,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	(200,000)	–
Outstanding December 31, 2022	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2023	9,640,000	$0.13

In 2023, 1,000,000 of warrants were set to expire. The expiration dates for these warrants have been extended ten years, until 2033. In 2022, 640,000 of warrants were set to expire. The expiration dates for these warrants have been extended ten years, until 2032.

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 11 – Related Party Transactions). The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2023, in accordance with ASC 505-10-45-2, it has been reclassified as a reduction of Additional Paid-In Capital. See Note 12 – Subsequent Events regarding the cancellation of these shares and the related note receivable.

The following tables summarizes outstanding warrants as of December 31, 2023, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	8.92
$0.09 - $0.14	6,320,000	$0.11	4.06
$0.15 - $0.21	3,000,000	$0.16	1.72

Total Outstanding December 31, 2023	9,640,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2023, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2023, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $8,700,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 begin expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

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

Deferred tax assets of the Company are as follows:

	2023	2022
Loss carryforwards	$1,829,000	$1,794,000
Stock compensation expense	239,000	239,000
Mineral property amortization	50,000	53,000
Deferred tax asset	2,118,000	2,086,000

Less valuation allowance	(1,059,000)	(1,043,000)
Deferred tax asset recognized	$1,059,000	$1,043,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2023	2022
Computed expected tax liability	$14,066	$144,248
Permanent differences	(14,923)	(8,057)
Other	32,857	(266,191)
Change in valuation allowance	(16,000)	65,000
Income tax benefit (expense)	$16,000	$(65,000)

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2018.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2023 and 2022, Mr. Black was paid fees in the amount of $158,098 and $2,842, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2023 and 2022, there were no consulting expenses.

Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2023 and 2022, Mr. Newton was paid fees in the amount of $550,956 and $383,416, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock is now a related party. The note is non-interest bearing and can be repaid at any time with 15 days advance notice to the Company. As this note remains outstanding as of December 31, 2023, in accordance with ASC 505-10-45-2, it was reclassified as a reduction of Additional Paid-In Capital. See Note 12 – Subsequent Events regarding the cancellation of these shares and the related note receivable. In addition, this shareholder provides consulting services to the company including claims administration of the Moss Mine royalties. For the years ended December 31, 2023 and 2022, consulting fees were paid in the amount of $2,739 and $0, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2023 and 2022, recorded as Directors Fees Expense. The fees for 2024 are recorded as Prepaid Expenses as of December 31, 2023, in the amount of $70,000.

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

On January 1, 2024, the Board of Directors approved the cancellation of 8,000,000 shares and the related note receivable at a cost of $0. See Note 11 for additional information regarding these shares and note receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: March 29, 2024	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	March 29, 2024

/s/ Robert Coale Robert Coale	Director	March 29, 2024

/s/ Zachary Black Zachary Black	Director	March 29, 2024

