Form 10-Q
period 2024-03-31
PATRIOT GOLD CORP
filed 2024-05-14
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,354,539 shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2024.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$1,266,168	$1,701,720
Marketable securities	32,645	32,237
Royalty receivables, net of allowance for uncollectible receivables	539,407	358,645
Prepaid expenses	92,882	161,439
Total current assets	1,931,102	2,254,041

Long-term assets:
Deferred tax asset, net of valuation allowance	1,059,000	1,059,000
Total long-term assets	1,059,000	1,059,000

Total assets	$2,990,102	$3,313,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$64,919	$39,229
Accounts payable and accrued liabilities – related parties	257,429	238,836
Total current liabilities	322,348	278,065

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at March 31, 2024 and December 31, 2023, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at March 31, 2024 and December 31, 2023, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 61,354,539 and 69,354,539 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	61,355	69,355
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,208,259	28,200,259
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(15,528)	(15,414)
Accumulated deficit	(25,599,929)	(25,232,821)
Total stockholders' equity	2,667,754	3,034,976

Total liabilities and stockholders' equity	$2,990,102	$3,313,041

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$361,523	$493,286

Expenses:
Mineral costs	318,326	31,724
Consulting expense	128,664	123,187
Directors’ fees	52,500	52,500
General and administrative	250,418	48,762
Total operating expense	749,908	256,173

Net income (loss) from operations	(388,385)	237,113

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(408)	(10,562)
Currency exchange	845	(681)
Other miscellaneous income	20,840	122
Total other income (expense)	21,277	(11,121)

Net income (loss)	$(367,108)	$225,992

Other comprehensive income (loss)
Foreign currency translation adjustment	(114)	(235)
Comprehensive income (loss)	$(367,222)	$225,757

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.01)	$0.00
Income (loss) per common share - diluted	$(0.01)	$0.00

Weighted average shares outstanding - basic	61,442,451	75,161,643
Weighted average shares outstanding - diluted	61,442,451	75,161,643

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	issued	Income	Deficit	Total
For the 3 months ended March 31, 2023
Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,067)	$(25,315,800)	$3,990,197

Stock repurchase	–	–	(3,350,313)	(3,350)	–	(501,697)	–	–	–	(505,047)

Net income (loss)	–	–	–	–	–	–	–	(235)	225,992	225,757

Balance March 31, 2023	290,000	$290	74,491,580	$74,492	$(9,093)	$28,728,928	$22,400	$(16,302)	$(25,089,808)	$3,710,907

For the 3 months ended March 31, 2024

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$28,200,259	22,400	$(15,414)	$(25,232,821)	$3,034,976

Stock cancellation	–	–	(8,000,000)	(8,000)	–	8,000	–	–	–	–

Net loss	–	–	–	–	–	–	–	(114)	(367,108)	(367,222)

Balance March 31, 2024	290,000	$290	61,354,539	$61,355	$(9,093)	$28,208,259	$22,400	$(15,528)	$(25,599,929)	$2,667,754

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net Income (loss)	$(367,108)	$225,992
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	(409)	10,539
Change in operating assets and liabilities:
Royalties receivables	(180,762)	368,868
Prepaid expenses	68,557	(38,535)
Accounts payable and accrued liabilities	25,691	33,432
Accounts payable and accrued liabilities – related parties	18,593	(124,659)
Net cash flows provided by (used in) operating activities	(435,438)	475,637

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Payment for repurchase of shares	–	(505,047)
Net cash flows used in financing activities	–	(505,047)

Foreign exchange effect on cash	(114)	(235)

Net decrease in cash	(435,552)	(29,645)
Cash, beginning of year	1,701,720	2,157,336
Cash, end of year	$1,266,168	$2,127,691

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2024.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2024 and December 31, 2023.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of March 31, 2024 and December 31, 2023, there was an allowance of $539,407 and $358,645, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At March 31, 2024 and December 31, 2023, the Company had $1,090,982 and $1,475,743 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of March 31, 2024 and 2023, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at March 31, 2024 and December 31, 2023 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	March 31, 2024		December 31, 2023
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$32,645	$32,645	$32,237	$32,237

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

NOTE 3 – MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of March 31, 2024, the Company has incurred approximately $100,472 of accumulated option and exploration expenses on the Vernal property. During the three months ended March 31, 2024 and 2023, the Company incurred exploration expenses on the Vernal property of $495 and $0, respectively.

Moss Mine Property

In 2004, the Company obtained a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona. In 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Subsequently, ISGC transferred its rights to Elevation Gold Mining Corporation. (“Elevation”), formerly known as Northern Vertex Mining Corporation. In 2016, it was determined that Northern Vertex had met the required conditions to earn an undivided 70% interest in the Moss Mine. As such, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return (“NSR”) royalty. See Note 4 and Note 11 for additional information regarding the royalty from the Moss Mine.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,360 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of March 31, 2024, the company has incurred approximately $1,946,793 of exploration expenses on the Windy Peak Property, and $317,831 and $31,724 were spent for the three months ended March 31, 2024 and 2023, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. In August, 2021, the Company relinquished these claims to the BLM and have completed the required reclamation work. The BLM has inspected and approved the reclamation work and as a result, the Company has received a refund of its reclamation deposit of $7,074, which is included in Other Income for the three months ended March 31, 2024.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona. For the three months ended March 31, 2024 and 2023, the Company earned royalties of $361,523 and $493,286, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% NSR royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of March 31, 2024, no royalties have yet been earned.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we disclose the amount of probable loss, or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not presently believe that any claims or litigation will be material to our results of operations, cash flows, or financial condition. See Note 11 for additional information regarding the royalty from the Moss Mine.

NOTE 6 – STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019, the 2014 Stock Option Plan (the “2014 Plan”) in June 2014, and the 2012 Stock Option Plan (the “2012 Plan”) in July 2012 . There were no compensation costs charged against those plans for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, there were 9,500,000, 185,000 and 155,000 shares available for grant under the 2019 Plan, 2014 Plan and 2012 Stock Option Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the three months ended March 31, 2024. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended March 31, 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2022	10,340,000	$0.10	4.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance December 31, 2023	10,340,000	$0.10	3.72	$0.00
Option granted	–
Options cancelled / expired	–	–		–
Options exercised	–
Balance March 31, 2024	10,340,000	$0.10	3.47	$0.00

Exercisable at March 31, 2024	10,340,000	$0.10	3.47	$0.00

The were no unvested stock options at March 31, 2024. The Company issues new stock when options are exercised.

NOTE 7 – COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of March 31, 2024, the Company had 61,354,539 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

In 2022, Trevor Newton opted to receive his director fees for 2022 – 2024 in the form of shares in lieu of cash. See Note 10 for further details.

On January 1, 2024, the Board of Directors approved the cancellation of 8,000,000 shares and the related note receivable at a cost of $0. See Note 10 for additional information regarding these shares and note receivable.

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

NOTE 8 – WARRANTS

The following table summarizes warrant activity during the period ended March 31, 2024. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2023	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding March 31, 2024	9,640,000	$0.13

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder was considered a beneficial owner (see Note 10 – Related Party Transactions). The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled.

The following tables summarizes outstanding warrants as of March 31, 2024, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	8.67
$0.09 - $0.14	6,320,000	$0.11	3.81
$0.15 - $0.21	3,000,000	$0.16	1.47

Total Outstanding March 31, 2024	9,640,000

NOTE 9 – PREFERRED STOCK

As of March 31, 2024, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2024 and 2023, Mr. Black was paid fees in the amount of $7,166 and $29,100, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2024 and 2023, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2024 and 2023 Mr. Newton was paid fees in the amount of $124,702 and $98,300, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock became a related party. The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled. In addition, this shareholder provided consulting services to the company including claims administration of the Moss Mine royalties. For the three months ended March 31, 2024 and 2023, there were no consulting expenses.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the years ended December 31, 2023, recorded as Directors Fees Expense. The fees for 2024 are recorded as Prepaid Expenses as of March 31, 2024, in the amount of $52,500. For the three months ended March 31, 2024 and 2023, directors’ fees totaled $52,500 and $52,500, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

The Company was notified that Golden Vertex has suspended royalty payments to Patriot in order to preserve liquidity. In April, 2024, the Company filed a complaint in the Maricopa County Superior Court for payment of the amounts owed pursuant to the NSR royalty. Golden Vertex has not disputed the facts or details surrounding the Company’s complaint, and the Company expects to prevail in this matter.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2024 after payment of accounts payable outstanding at March 31, 2024. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

During the three months ended March 31, 2024 and 2023, we had revenues of $361,523 and $493,286, respectively, resulting from the Moss Mine royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the three months ended March 31, 2024 was ($367,108) compared to net income of $225,992 for the three months ended March 31, 2023. The change in profitability is primarily due to the $131,763 decrease in royalty revenue compared to the prior year. In addition, there was an approximate $287,000 increase in mineral costs and a $202,000 increase in general and administrative expenses.

For the three months ended March 31, 2024 and 2023, mineral and exploration expenses were $318,326 and $31,724, respectively. The increase in 2024 is primarily due to drilling and exploration expenditures on the Windy Peak project.

For the three months ended March 31, 2024 and 2023, general and administrative expenses were $250,418 and $48,762, respectively. The increase in 2024 is primarily due to an increase in consulting fees.

For the three months ended March 31, 2024 and 2023, other income (expenses) were $21,277 and ($11,121), respectively. The change in other income/expense is due to an approximate $10,000 decrease in unrealized losses on marketable securities, a $14,000 increase in interest income and the receipt of $7,100 of a reclamation deposit related to Rainbow Mountain.

Liquidity and Capital Resources

We had total assets of $2,990,102 at March 31, 2024 consisting primarily of $1,266,168 of cash, $32,645 of marketable securities, $539,407 of royalty receivables, and $92,882 of prepaid expenses. We had total liabilities of $322,348 at March 31, 2024, consisting primarily of accounts payable and accrued expenses, both trade and with related parties.

We anticipate that we will incur the following during the year ended December 31, 2024:

•	$1,500,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was ($435,436) and $475,637 for the three months ended March 31, 2024 and 2023, respectively. The $911,073 decrease in cash provided by operations was primarily due to the change in royalty receivables and accounts payable and accrued liabilities.

There were no investing activities for the three months ended March 31, 2024 and 2023.

Cash used in financing activities was $0 and $505,047 for the three months ended March 31, 2024 and 2023, due to a repurchase of 3,350,313 shares of the Company’s common stock.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2024

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

