Form 10-Q
period 2024-09-30
PATRIOT GOLD CORP
filed 2024-11-13
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,354,539 shares of common stock, $0.001 par value, issued and outstanding as of November 13, 2024.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$520,032	$1,701,720
Marketable securities	15,518	32,237
Royalty receivables, net of allowance for uncollectible receivables	269,704	358,645
Prepaid expenses	128,807	161,439
Total current assets	934,061	2,254,041

Long-term assets:
Deferred tax asset, net of valuation allowance	1,059,000	1,059,000
Total long-term assets	1,059,000	1,059,000

Total assets	$1,993,061	$3,313,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,438	$39,229
Accounts payable and accrued liabilities – related parties	245,000	238,836
Total current liabilities	285,438	278,065

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at September 30, 2024 and December 31, 2023, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at September 30, 2024 and December 31, 2023, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 60,354,539 and 69,354,539 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	60,355	69,355
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,115,899	28,200,259
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(15,407)	(15,414)
Accumulated deficit	(26,466,821)	(25,232,821)
Total stockholders' equity	1,707,623	3,034,976

Total liabilities and stockholders' equity	$1,993,061	$3,313,041

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues (see Note 4)	$–	$509,250	$361,523	$1,429,835

Expenses:
Mineral costs	8,991	133,895	361,553	237,685
Consulting expense	197,612	259,076	437,535	518,808
Directors Fees	52,500	52,500	157,500	157,500
General and administrative	93,944	53,940	662,726	152,538
Total operating expense	353,047	499,411	1,619,314	1,066,531

Net income (loss) from operations	(353,047)	9,839	(1,257,791)	363,304

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(10,501)	(2,782)	(17,534)	(17,368)
Currency exchange	(1,180)	(1,527)	61	(3,884)
Other miscellaneous income	211	8,350	41,264	8,640
Total other income (expense)	(11,470)	4,041	23,791	(12,612)

Net income (loss)	(364,517)	13,880	(1,234,000)	350,692

Other comprehensive income (loss)
Foreign currency translation adjustment	73	102	7	(291)
Comprehensive income (loss)	$(364,444)	$13,982	$(1,233,993)	$350,401

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.01)	$0.00	$(0.02)	$0.00
Income (loss) per common share - diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average shares outstanding - basic	60,626,278	72,471,426	61,169,211	74,333,406
Weighted average shares outstanding - diluted	60,626,278	72,471,426	61,139,211	74,333,406

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	Issued	Income	Deficit	Total
For the 3 months ended September 30, 2023

Balance June 30, 2023	290,000	$290	73,449,687	$73,450	$(9,093)	$28,664,435	$22,400	$(16,460)	$(24,978,988)	$3,756,034
Stock Repurchase	–	–	(2,000,000)	(2,000)	–	(144,499)	–	–	–	(146,499)
Net income and comprehensive income	–	–	–	–	–	–	–	102	13,880	13,982

Balance September 30, 2023	290,000	$290	71,449,687	$71,450	$(9,093)	$28,519,936	$22,400	$(16,358)	$(24,965,108)	$3,623,517

For the 9 months ended September 30, 2023

Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$29,230,625	$22,400	$(16,067)	$(25,315,800)	$3,990,197
Stock Repurchase	–	–	(6,392,206)	(6,392)	–	(710,689)	–	–	–	(717,081)
Net income and comprehensive income	–	–	–	–	–	–	–	(291)	350,692	350,401

Balance September 30, 2023	290,000	$290	71,449,687	$71,450	$(9,093)	$28,519,936	$22,400	$(16,358)	$(24,965,108)	$3,623,517

For the 3 months ended September 30, 2024

Balance June 30, 2024	290,000	$290	61,354,539	$61,355	$(9,093)	$28,208,259	$22,400	$(15,480)	$(26,102,304)	$2,165,427
Stock repurchase	–	–	(1,000,000)	(1,000)	–	(92,360)	–	–	–	(93,360)
Net loss and comprehensive loss	–	–	–	–	–	–	–	73	(364,517)	(364,444)

Balance September 30, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(15,407)	$(26,466,821)	$1,707,623

For the 9 months ended September 30, 2024

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$28,200,259	$22,400	$(15,414)	$(25,232,821)	$3,034,976
Stock repurchase and cancellation	–	–	(9,000,000)	(9,000)	–	(84,360)	–	–	–	(93,360)
Net loss and comprehensive loss	–	–	–	–	–	–	–	7	(1,234,000)	(1,233,993)

Balance September 30, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(15,407)	$(26,466,821)	$1,707,623

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Net Income (loss)	$(1,234,000)	$350,692
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	16,719	17,285
Change in operating assets and liabilities:
Royalties receivables	88,941	409,980
Prepaid expenses	32,632	52,404
Accounts payable and accrued liabilities	1,209	36,966
Accounts payable and accrued liabilities – related parties	6,164	(43,172)
Net cash flows provided by (used in) operating activities	(1,088,335)	824,155

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Payment for repurchase of shares	(93,360)	(717,081)
Net cash flows used in financing activities	(93,360)	(717,081)

Foreign exchange effect on cash	7	(291)

Net increase (decrease) in cash	(1,181,688)	106,783
Cash, beginning of year	1,701,720	2,157,336
Cash, end of year	$520,032	$2,264,119

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2024.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of September 30, 2024 and December 31, 2023.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of September 30, 2024 and December 31, 2023, there was an allowance of $809,110 and $358,645, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At September 30, 2024 and December 31, 2023, the Company had $362,567 and $1,475,743 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of September 30, 2024 and 2023, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at September 30, 2024 and December 31, 2023 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	September 30, 2024		December 31, 2023
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$15,518	$15,518	$32,237	$32,237

Revenue Recognition

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. This is documented in the Purchase and Sale Agreement with Golden Vertex dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation required Patriot to relinquish its 30% interest in the Moss Mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss Mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss Mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty are recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss Mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

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

NOTE 3 – MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of September 30, 2024, the Company has incurred approximately $101,462 of accumulated option and exploration expenses on the Vernal property. During the nine months ended September 30, 2024 and 2023, the Company incurred exploration expenses on the Vernal property of $1,485 and $9,866, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,360 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of September 30, 2024, the company has incurred approximately $1,989,029 of exploration expenses on the Windy Peak Property, and $360,068 and $154,046 were spent for the nine months ended September 30, 2024 and 2023, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. In August, 2021, the Company relinquished these claims to the BLM and have completed the required reclamation work. The BLM has inspected and approved the reclamation work and as a result, the Company has received a refund of its reclamation deposit of $7,074, which is included in Other Income for the nine months ended September 30, 2024.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona.

Revenue recognition criteria is outline in Note 2 above. However, ASC 606-10-25-1(e) requires the Company to assess whether it is probable that it will collect substantially all of the revenue.

In August, 2024, Elevation, the parent company of Golden Vertex, filed a petition under chapter 15 of the US Bankruptcy Code with the US Bankruptcy Court for the District of Arizona. The petition included, among other things, a stay of creditor claims and proceedings. This may affect Patriot's receivables discussed in Note 2 and litigation discussed in Note 5. While under creditor protection, Elevation intends to continue the operations of the beneficiation facilities at the Moss Mine but temporarily cease active mining from the open pit, in order to allow Elevation to meet its cash needs during the restructuring proceedings. As a result of the bankruptcy filing, it raises the question as to the collectability of Patriot’s earned royalties which remain outstanding. Therefore, no revenue has been recognized for the six-month period from April 1, 2024 through September 30, 2024. The amount of revenue that was earned during this time frame is not readily determinable. For the nine months ended September 30, 2024 and 2023, the Company recognized royalties of $361,523 and $1,429,835, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% NSR royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer has the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of September 30, 2024, no royalties have yet been earned.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we disclose the amount of probable loss, or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. In January 2024, the Company was notified that Golden Vertex has suspended royalty payments to Patriot in order to preserve liquidity. In April 2024, the Company filed a complaint in the Maricopa County Superior Court for payment of the amounts owed pursuant to the NSR royalty. Golden Vertex has not disputed the facts or details surrounding the Company’s complaint, and the Company expects to prevail in this matter. Golden Vertex and its parent company filed for bankruptcy protection in Arizona and Canada in August 2024.

We do not presently believe that any other claims or litigation will be material to our results of operations, cash flows, or financial condition.

NOTE 6 – STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There were no compensation costs charged against those plans for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, there were 9,500,000 and 185,000 shares available for grant under the 2019 Plan and 2014 Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the nine months ended September 30, 2024. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended September 30, 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2022	10,340,000	$0.10	4.72	$0.00
Option granted	–
Options cancelled / expired	–	–	–	–
Options exercised	–
Balance December 31, 2023	10,340,000	$0.10	3.72	$0.00
Option granted	–
Options cancelled / expired	(2,000,000)	–	–	–
Options exercised	–
Balance September 30, 2024	8,340,000	$0.10	3.75	$0.00

Exercisable at September 30, 2024	8,340,000	$0.10	3.75	$0.00

The were no unvested stock options at September 30, 2024. The Company issues new stock when options are exercised.

NOTE 7 – COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of September 30, 2024, the Company had 60,354,539 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

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

NOTE 8 – WARRANTS

The following table summarizes warrant activity during the period ended September 30, 2024. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2023	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding September 30, 2024	9,640,000	$0.13

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

The following tables summarizes outstanding warrants as of September 30, 2024, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	8.16
$0.09 - $0.14	6,320,000	$0.11	4.89
$0.15 - $0.21	3,000,000	$0.16	4.30

Total Outstanding September 30, 2024	9,640,000

NOTE 9 – PREFERRED STOCK

As of September 30, 2024, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended September 30, 2024 and 2023, Mr. Black was paid fees in the amount of $0 and $87,623, respectively. For the nine months ended September 30, 2024 and 2023, Mr. Black was paid fees in the amount of $7,166 and $133,998, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the nine months ended September 30, 2024 and 2023, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended September 30, 2024 and 2023 Mr. Newton was paid fees in the amount of $181,916 and $201,534, respectively. For the nine months ended September 30, 2024 and 2023 Mr. Newton was paid fees in the amount of $416,628 and $439,920, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock became a related party. The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled. In addition, this shareholder provided consulting services to the company including claims administration of the Moss Mine royalties. For the nine months ended September 30, 2024 and 2023, there were no consulting expenses.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2023, recorded as Directors Fees Expense. The fees for 2024 are recorded as Prepaid Expenses as of September 30, 2024, in the amount of $17,500. For the nine months ended September 30, 2024 and 2023, directors’ fees totaled $157,500 and $157,500, respectively.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue is sufficient to fund planned operations for 2024 after payment of accounts payable outstanding at September 30, 2024. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

During the three months ended September 30, 2024 and 2023, we had revenues of $0 and $509,250, respectively, resulting from the Moss Mine royalty. Please refer to Note 4 of the footnotes for an explanation of our decision not to report revenue for this period. During the nine months ended September 30, 2024 and 2023, we had revenues of $361,523 and $1,429,835, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the three months ended September 30, 2024 was ($364,517) compared to net income of $13,880 for the three months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was ($1,234,000) compared to a net profit of $350,692 for the nine months ended September 30, 2023. The change in profitability is primarily due to the $1,068,312 decrease in royalty revenue compared to the prior year. In addition, there was an approximate $124,000 increase in mineral costs and a $510,000 increase in general and administrative expenses.

For the three months ended September 30, 2024 and 2023, mineral and exploration expenses were $8,991 and $133,895, respectively. For the nine months ended September 30, 2024 and 2023, mineral and exploration expenses were $361,553 and $237,685, respectively. The increase in 2024 is primarily due to drilling and exploration expenditures on the Windy Peak project.

For the three months ended September 30, 2024 and 2023, general and administrative expenses were $93,944 and $53,940, respectively. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $662,726 and $152,538, respectively. The increase in 2024 is primarily due to an increase in consulting fees.

For the three months ended September 30, 2024 and 2023, other income (expenses) were ($11,470) and $4,041, respectively. For the nine months ended September 30, 2024 and 2023, other income (expenses) were $23,791 and ($12,612), respectively. The change in other income/expense is due to a $25,550 increase in interest income and the receipt of $7,100 of a reclamation deposit related to Rainbow Mountain.

Liquidity and Capital Resources

We had total assets of $1,993,061 at September 30, 2024 consisting primarily of $520,032 of cash, 15,518 of marketable securities, $269,704 of royalty receivables, and $128,807 of prepaid expenses. We had total liabilities of $285,438 at September 30, 2024, consisting primarily of accounts payable and accrued expenses, both trade and with related parties.

We anticipate that we will incur the following during the year ended December 31, 2024:

•	$1,500,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was ($1,088,335) and $824,155 for the nine months ended September 30, 2024 and 2023, respectively. The $1,912,490 decrease in cash provided by operations was primarily due to the change in royalty receivables and accounts payable and accrued liabilities.

There were no investing activities for the nine months ended September 30, 2024 and 2023.

Cash used in financing activities was $93,360 and $717,081 for the nine months ended September 30, 2024 and 2023, due to a repurchase of the Company’s common stock of 1,000,000 and 6,392,206 shares, respectfully.

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

Revenue Recognition

On June 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty from Golden Vertex of 3% of net smelter returns (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASU 606:

1.	Identify the contract with the customer. This is documented in the Purchase and Sale Agreement with Golden Vertex dated 5/12/16 and the Royalty Deed dated 5/25/16.

2.	Identify the performance obligations in the contract. The performance obligation required Patriot to relinquish its 30% interest in the Moss Mine. The Company conveyed all of its right, title and interest in those certain patented and unpatented lode mining claims situated in the Oatman Mining District, Mohave County, Arizona together with all extralateral and other associated rights, water rights, tenements, hereditaments and appurtenances belonging or appertaining thereto, and all rights-of-way, easements, rights of access and ingress to and egress from the claims appurtenant thereto, and in which the Company had any interest.

3.	Determine the transaction price. The transaction price was C$1,500,000 plus 3% of the Net Smelter Returns on the future production of the Moss Mine. See Note 3 for definition of Net Smelter Returns.

4.	Allocate the transaction price to the performance obligations in the contract. The Company only has one performance obligation, the transfer of the rights to the Moss Mine, which has already been fulfilled.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation. The C$1,500,000 was recognized as a sale of the mining rights in 2016, resulting in a gain from the disposition of the property. The 3% net smelter returns royalty will be recognized as revenue in the period that Golden Vertex produces and sells minerals from the Moss Mine, which began in March 2018. The royalties that have been received to date have been highly variable, as the amounts are dependent upon the monthly production, the demand of the buyers, the spot price of gold and silver, the costs associated with refining and transporting the product, etc. As such, management has determined that the revenue recognition shall be treated as variable consideration as defined in ASC 606. Variable consideration should only be recognized to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Given the fact that royalties to date have been highly variable with a great degree of uncertainty, and any attempts to estimate future revenue would likely result in a significant reversal of revenue, royalty revenue will be recognized when payments and settlement statements are received from Golden Vertex, in the period for which the sales were made by Golden Vertex. It is at that time that any uncertainty related to royalty payments is resolved. The Company applied ASC 606 using the modified retrospective method applied to contracts not yet completed as of the date of adoption.

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2024

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

