Form 10-K
period 2024-12-31
PATRIOT GOLD CORP
filed 2025-04-09
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2024 was approximately $2,211,098.

The number of shares of the issuer’s common stock issued and outstanding as of April 9, 2025 was 60,354,539 shares.

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

Financing

There were no financing activities undertaken by the Company during the fiscal year ended December 31, 2024. Due to the temporary cessation of the royalties from the Moss mine, management estimates that the Company may require additional funding for the Company’s planned operations for the next twelve months.

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

Public Health Threats Risk

11. Our financial and operating performance may be adversely affected by global public health threats.

Public health threats could adversely impact our operations and cause disruptions in the natural resource exploration and mining industry. If the effect is ongoing, economic conditions may also adversely affect the market price of our common shares.

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

Our property holdings as of December 31, 2024 consist of the Vernal Property, the Windy Peak Property, a royalty with respect to the Moss Mine Project, and a royalty with respect to the Bruner Gold Project. Our only material property is the Moss Mine royalty.

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

Individual Property Disclosure - Material Property

Moss Mine Project

The Moss Mine (“Moss Mine”) is located within the historic Oatman District, 10 miles east of Bullhead City, Arizona and approximately 70 miles southeast of Las Vegas, Nevada. The Moss Mine extracts gold and silver from ore via heap leaching and smelts the resulting precipitate into dore bars. The operator of the Moss Mine is Golden Vertex Corp (“Golden Vertex”). Our agreement with the operator does not require the operator to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries otherwise required under Regulation S-K 1300.

We hold a royalty of 3% of Net Smelter Returns from the production of minerals from the property. “Net Smelter Returns” means the aggregate proceeds received from time to time from any smelter or other purchaser from the sale of any minerals, metals or other material of commercial value produced by and from the covered property, after deducting the cost of transportation and smelting and refining charges. The property covered by the royalty includes the original approximately 5 patented mining claims and approximately 400 unpatented mining claims held by Golden Vertex, and the surrounding 1 mile area of interest. Payment is due within 30 days after the end of each calendar month in which the operator receives payments for production from the property.

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

Description and Location of the Windy Peak Property

The Windy Peak Property consists of 118 unpatented mineral claims covering approximately 2,419 contiguous acres, 3 miles north-northeast of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Windy Peak is approximately 45 miles southeast of Fallon and 5.5 miles south of Middlegate. The property is a contiguous claim block. Access to the project area is by paved highway, followed by a short stretch of gravel road.

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

Bruner Gold Project

95
Dixie Valley
Mt Augusta
50
Stillwater
Fallon
Fallon Station
Salt Wells
Middlegate
Bruner Mine
Schurz
WALKER RIVER
RESERVATION
Gabbs

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

Item 3.          Legal Proceedings.

There are no pending legal proceedings against the Company or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. However, in early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, has suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under Chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golder Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy Court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. Patriot expects this matter will remain before the US Bankruptcy court for several more months. Patriot is confident that its claims are valid, however it cannot predict how the US Bankruptcy court will rule.

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

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $0.05 (CDN).

Holders

On December 31, 2024, there were approximately seventy-six (76) holders of record of the Company’s common stock, not including shareholders who hold their shares in street name.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued, exercised, cancelled or expired during the year ending December 31, 2024. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised or cancelled during the year ending December 31, 2024 and 2,000,000 stock options expired. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2024, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2012 Stock Option Plan	3,525,000	$0.10	–
2014 Stock Option Plan	4,815,000	$0.10	–
2019 Stock Option Plan	–	–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2024:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2024.

Stock Based Compensation

For the year ended December 31, 2024 and 2023, Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company opted to receive his director fees in the form of restricted stock rather than cash. The restricted common stock is restricted for a period of three years following the date of grant. He received 6,461,539 shares of restricted common stock for his three-year director term beginning January 1, 2022. The shares were valued at $0.325 per share, for a total non-cash expense of $70,000 for the years ended December 31, 2024 and 2023, recorded as Directors Fees Expense.

Item 6.          Selected Financial Data.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Given the current litigation regarding the payment of royalties from the Moss Mine as discussed in Item 3, current cash on hand may not be sufficient to fund planned operations for 2025 after payment of accounts payable outstanding at December 31, 2024. Our officers and directors, advisors, and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2024, we continued our evaluation work on our Vernal project and Windy Peak project. As discussed above, our funds may not be sufficient to meet all planned activities as outlined below and may need to be modified or downsized.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2025.

Results of Operations

The Twelve Months Ended December 31, 2024 compared to the Twelve Months Ended December 31, 2023

During the years ended December 31, 2024 and 2023, we had revenues of $361,523 and $1,930,348, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income(loss) for the year ended December 31, 2024 was a loss of $3,148,886 compared to net income of $83,632 for the year ended December 31, 2023, for an approximate $3,233,000 decrease in net income. The decrease in the net income is primarily due to the $1,568,825 decrease in royalty revenue, the $1,075,000 increase in income tax expense and $868,427 increase in general and administrative expenses. This was offset by a $202,559 decrease in consulting expenses and a $56,611 decrease of mineral costs.

For the years ended December 31, 2024 and 2023, mineral and exploration expenses were $369,654 and $426,265, respectively, for an approximate $57,000 decrease. The decrease is primarily due to a decrease of $81,000 in expenditures on new exploration projects.

For the years ended December 31, 2024 and 2023, general and administrative expenses were $1,414,610 and $546,183, respectively, for an approximate $868,000 increase, primarily due to the increase in the allowance for doubtful accounts and legal fees.

For the years ended December 31, 2024 and 2023, other income (expense) was $28,422 and $7,938, respectively. The change in other income (expense) is due to an approximated $18,000 increase in interest earned.

Liquidity and Capital Resources

We had total assets of $531,035 at December 31, 2024 consisting primarily of $401,207 of cash and $22,082 of marketable securities. We had total liabilities of $738,305 at December 31, 2024, consisting primarily of accounts payable and accrued expenses.

We anticipate that we will incur the following during the year ended December 31, 2025:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was ($1,207,886) and $582,584 for the years ended December 31, 2024 and 2023, respectively. The $1,790,470 decrease in cash provided by operations was primarily due to the change in the royalties receivable account and the decrease in the deferred tax asset.

Financing activities during the years ended December 31, 2024 and 2023 used cash of $93,360 and $1,038,853, respectively, from the re-purchase and cancellation of common stock.

Given the temporary cessation of royalty payments related to the Moss Mine, management estimates that the Company will need additional funding for the next twelve months.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, because of the disclosed material weakness in the Company’s internal control over financial reporting, certain of our disclosure controls and procedures were not adequately effective as of December 31, 2024.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the identified material weakness discussed below, management concluded that our consolidated financial statements included in Part II, Item 8, “Financial Statements” fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, the Company’s internal controls over financial reporting were not adequately effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, our management identified a material weakness in our internal control over financial reporting and has concluded that the Company has a control deficiency that represents a material weakness as of December 31, 2024. The material weakness identified by management primarily relates to a design deficiency in the information and communication of the expense obligations of the Company. This material weakness resulted in a material error in the reporting of general and administrative expenses, which we plan to correct prospectively as we issue future financial statements. This control deficiency creates a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in our internal control over financial reporting.

Management’s Plan to Remediate the Identified Material Weakness

To address the identified material weakness, management plans to implement the following remedial measures:

•	Enhancing the accounting department’s process for collecting all outstanding invoices from vendors who have performed work for the Company during the reporting period.

•	Improving management's process for ensuring the timely flow of documentation to the accounting department to facilitate its quarterly and annual reporting requirement.

Management believes that the remediation measures described above will remediate the identified material weakness and strengthen our overall internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies, or we may modify some of the remediation measures described above. Management expects these remedial actions and/or other actions related to this material weakness to be effectively implemented in fiscal year 2025.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2024 and to date, management assessed the effectiveness of our internal control over financial reporting and based upon that evaluation and the material weakness discussed above, they concluded that certain of the internal controls and procedures were not adequately effective. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

We believe that our financial statements contained in our Form 10-K for the twelve months ended December 31, 2024, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary.

Item 9B.          Other Information.

During the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	84	October 13, 2005
Trevor Newton (2)	President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer, and Director	55	October 9, 2014
Zachary Black (3)	Director	44	July 18, 2016

(1)	Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Chief Financial Officer, Secretary and Treasurer.
(3)	Mr. Black was appointed Director on July 18, 2016.

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

Insider Trading Policy.

The Company is committed to maintaining the highest ethical standards in all aspects of its operations, including compliance with insider trading regulations. Currently, we are in the process of finalizing a comprehensive insider trading policy designed to ensure adherence to applicable laws and regulations. We anticipate formally adopting this policy in the coming fiscal year. While no formal policy is in place, we remain committed to maintaining the highest ethical standards to mitigate the risk of unlawful insider trading.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2024 and 2023 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2024, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2024 and whose total compensation during the year ended December 31, 2024 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2024 and whose total compensation during the year ended December 31, 2024 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trevor Newton	2024	0	0	70,000	0	0	0	450,288	520,288
	2023	0	0	70,000	0	0	0	550,956	620,956

(1)	“All Other Compensation consists entirely of consulting fees paid to Mr. Newton. See Note 11 for further discussion.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2024.

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

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2024 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	0	70,000	0	0	0	450,288	520,288
Zachary Black (3)	70,000	0	0	0	0	7,166	77,166

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.
(3)	Mr. Black was appointed Director on July 18, 2016.
(4)	Cash payments for consulting and other services.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2024, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 60,354,539 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2024, which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1.2%

Trevor Newton	Common	26,383,039	(2)	43.7%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.8%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	27,614,289		45.8%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

(1)	Does not include 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 750,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.
(2)	Does not include 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 2,250,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,940,000 vested warrants. Also excludes 320,000 shares that have not yet been issued from a warrant exercise in 2020.
(3)	Does not include 1,225,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023 is set forth below.

	Year ending December 31, 2024	Year ending December 31, 2023
Audit Fees	$38,700	$34,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 with the financial statements, management believes they may not have sufficient funds to support their business in 2025 based on the following: (a) a temporary cessation in revenues derived from the Moss royalty; (b) the Company's marketable securities lack liquidity; (c) current cash on hand is not sufficient to cover estimated minimum operational costs for the next 12 months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

April 9, 2025

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$401,207	$1,701,720
Marketable securities	22,082	32,237
Royalty receivables, net of allowance for uncollectible receivables	–	358,645
Prepaid expenses	107,746	161,439
Total current assets	531,035	2,254,041

Long-term assets:
Deferred tax asset, net of valuation allowance	–	1,059,000
Total long-term assets	–	1,059,000

Total assets	$531,035	$3,313,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$458,305	$39,229
Accounts payable and accrued liabilities – related parties	280,000	238,836
Total current liabilities	738,305	278,065

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2024 and 2023, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2024 and 2023, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 60,354,539 and 69,354,539 shares issued and outstanding at December 31, 2024 and 2023, respectively	60,355	69,355
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,115,899	28,200,259
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(14,681)	(15,414)
Accumulated deficit	(28,382,440)	(25,232,821)
Total stockholders' equity	(207,270)	3,034,976

Total liabilities and stockholders' equity	$531,035	$3,313,041

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Revenues	$361,523	$1,930,348

Expenses:
Mineral costs	369,654	426,265
Consulting expense	486,300	688,859
Directors fees	210,000	210,000
General and administrative	1,414,610	546,183
Total operating expense	2,480,564	1,871,307

Net income (loss) from operations	(2,119,041)	59,041

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(10,718)	(4,080)
Currency exchange	(2,308)	(4,223)
Other miscellaneous income	41,448	16,241
Total other income (expense)	28,422	7,938

Net Income before taxes	(2,090,619)	66,979
Income tax benefit (expense) (see Note 10)	(1,059,000)	16,000

Net income (loss)	(3,149,619)	82,979

Other comprehensive income (loss)
Foreign currency translation adjustment	733	653
Comprehensive income (loss)	$(3,148,886)	$83,632

Earnings per share, basic and diluted:
Income per common share - basic	$(0.05)	$0.00
Income per common share - diluted	$(0.05)	$0.00

Weighted average shares outstanding - basic	60,941,971	73,417,127
Weighted average shares outstanding - diluted	60,941,971	73,417,127

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock			Common Shares	Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Treasury Stock	To be Issued	Paid-in Capital	Comprehensive Income	Retained Deficit	Total

Balance December 31, 2022	290,000	$290	77,841,893	$77,842	$(9,093)	$22,400	$29,230,625	$(16,067)	$(25,315,800)	$3,990,197

Stock Re-Purchase	–	–	(8,487,354)	(8,487)	–	–	(1,030,366)	–	–	(1,038,853)

Net Income	–	–	–	–	–	–	–	653	82,979	83,632

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$22,400	$28,200,259	$(15,414)	$(25,232,821)	$3,034,976

Stock Re-Purchase and cancellation	–	–	(9,000,000)	(9,000)	–	–	(84,360)	–	–	(93,360)

Net Loss	–	–	–	–	–	–	–	733	(3,149,619)	(3,148,886)

Balance December 31, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$22,400	$28,115,899	$(14,681)	$(28,382,440)	$(207,270)

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

Net Income	$(3,149,619)	$82,979
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	10,155	3,867
Bad Debt Expense	720,168	358,645
Change in operating assets and liabilities:
Royalties receivables	(361,523)	86,593
Prepaid expenses	53,693	10,863
Deferred tax asset, net of valuation allowance	1,059,000	(16,000)
Accounts payable and accrued liabilities	419,076	9,976
Accounts payable and accrued liabilities – related parties	41,164	45,661
Net cash flows provided by (used in) operating activities	(1,207,886)	582,584

Cash flows from investing activities:
Net cash flows provided by investing activities	–	–

Cash flows from financing activities:
Purchase and cancellation of stock	(93,360)	(1,038,853)
Net cash flows used in financing activities	(93,360)	(1,038,853)

Foreign exchange effect on cash	733	653

Net decrease in cash	(1,300,513)	(455,616)
Cash, beginning of year	1,701,720	2,157,336
Cash, end of year	$401,207	$1,701,720

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Going Concern

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and achieve profitable operations, and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $1,000,000 to fund its operations during the next twelve months, which will including working capital, general, legal, accounting and administrative expenses. Management believes they may not have sufficient funds to support their business in 2025 based on the following: (a) a temporary cessation in revenues derived from the Moss royalty; (b) the Company's marketable securities lack liquidity; (c) current cash on hand is not sufficient to cover estimated minimum operational costs for the next 12 months. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenue and decrease expenses. Although it cannot be demonstrated yet that management’s plans are probable of being successful in mitigating the conditions that raise substantial doubt of the Company’s ability to continue as a going concern, management believes that the Company will be able obtain sufficient capital to continue operations in the next 12 months. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2024.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2024.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2024 and 2023, respectively.

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

Royalties Receivables and Allowance for Uncollectible Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of December 31, 2024 and 2023, there was an allowance of $1,078,813 and $358,645, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2024 and 2023, the Company had $265,125 and $1,475,743 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of December 31, 2024 and 2023, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income (loss) from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities at December 31, 2024 and 2023 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2024		December 31, 2023
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$22,082	$22,082	$32,237	$32,237

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption has no impact on the Company’s financial position, results of operations or cash flow, but has resulted in new footnote disclosure. See Note 12 for details on Segment Reporting.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2024, the Company has incurred approximately $101,957 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2024 and 2023, the Company incurred exploration expenses on the Vernal property of $1,980 and $10,361, respectively.

Moss Mine Property

In 2004, the Company obtained a 100% interest in a number of patented and unpatented mining claims known as the Moss Mine property located in the Oatman Mining District of Mohave county Arizona. In 2011, the Company entered into an Exploration and Option to Enter Joint Venture Agreement (the “Moss Agreement”), with Idaho State Gold Company, LLC, (“ISGC”) whereby the Company granted the option and right to earn a vested seventy percent (70%) interest in the property and the right and option to form a joint venture for the management and ownership of the properties called the Moss Mine, Mohave County, Arizona. Subsequently, ISGC transferred its rights to Northern Vertex Mining Corporation (“Northern Vertex”) (subsequently know as Elevation Gold Mining Corporation. (“Elevation”)). In 2016, it was determined that Northern Vertex had met the required conditions to earn an undivided 70% interest in the Moss Mine. As such, the Company entered into a material definitive Agreement for Purchase and Sale of Mining Claims and Escrow Instructions (the “Purchase and Sale Agreement”) with Golden Vertex Corp., an Arizona corporation (“Golden Vertex,” a wholly-owned Subsidiary of Northern Vertex) whereby Golden Vertex agreed to purchase the Company’s remaining 30% working interest in the Moss Mine for $1,155,600 (C$1,500,000) plus a 3% net smelter return royalty. See Note 4 for additional information regarding the royalty from the Moss Mine.

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,419 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2024, the company has incurred approximately $1,996,635 of exploration expenses on the Windy Peak Property, and $367,673 and $334,530 were spent for the years ended December 31, 2024 and 2023, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. In August, 2021, the Company relinquished these claims to the BLM and have completed the required reclamation work. As a result, the Company has received a refund of its reclamation deposit of $7,074 which is included in Other Income for the year ended December 31, 2024.

NOTE 4 – ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona.

Revenue recognition criteria is outline in Note 2 above. However, ASC 606-10-25-1(e) requires the Company to assess whether it is probable that it will collect substantially all of the revenue.

In early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, had suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April of 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golden Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. Patriot expects this matter will remain before the US Bankruptcy court for several more months. Patriot is confident that its royalty claims are valid, however it cannot predict how the US Bankruptcy court will rule. This raises the question as to the collectability of Patriot’s earned royalties which remain outstanding (see Notes 2 and 5). In light of this uncertainty, no revenue has been recognized for the nine-month period from April 1, 2024 through December 31, 2024. The amount of revenue that was earned during this time frame is not specifically determinable. For the years ended December 31, 2024 and 2023, the Company earned royalties of $361,523 and $1,930,348, respectively. As of December 31, 2024 and 2023, the Company had Royalties Receivables, net of allowance for doubtful accounts of $0 and $358,645, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2024, no royalties have yet been earned.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we disclose the amount of probable loss or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. In early 2024, the Company was notified that Golden Vertex had suspended royalty payments to Patriot and other royalty holders, in order to preserve liquidity. In April 2024, the Company filed a complaint in the Maricopa County Superior Court for payment of the amounts owed pursuant to the NSR royalty. Patriot is confident that its claims are valid, however it cannot predict how the US Bankruptcy court will rule. See Note 2 and Note 4 for additional information.

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There were no compensation costs charged against those plans for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, there were 9,500,000 and 185,000 shares available for grant under the 2019 Plan and 2014 Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2024 or 2023. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the years ended December 31, 2024 and 2023:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2022	10,340,000	$0.10	4.72	0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance December 31, 2023	10,340,000	$0.10	3.72	0.00
Option granted	–
Options cancelled / expired	(2,000,000)	$0.10
Options exercised	–
Balance December 31, 2024	8,340,000	$0.10	3.50	0.00

Exercisable at December 31, 2024	8,340,000	$0.10	3.50	0.00

The were no unvested stock options for the years ended December 31, 2024 and 2023. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2024, the Company had 60,354,539 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

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

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2024 and 2023. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2023	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2024	9,640,000	$0.13

In 2024, 3,000,000 of warrants were set to expire. The expiration date for these warrants have been extended ten years, until 2034. In 2023, 2,000,000 of warrants were set to expire. The expiration dates for these warrants have been extended ten years, until 2033.

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder is now considered a beneficial owner (see Note 11 – Related Party Transactions). The note was a non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled.

The following tables summarizes outstanding warrants as of December 31, 2024, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	7.91
$0.09 - $0.14	6,320,000	$0.11	4.64
$0.15 - $0.21	3,000,000	$0.16	4.05

Total Outstanding December 31, 2024	9,640,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2024, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2024, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $9,900,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 began expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company periodically assesses available positive and negative evidence to determine whether it is more likely than not the deferred tax asset will be realized. Realization of a deferred tax asset requires management to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. Prior to 2020, no tax benefit had been reported in the financial statements, because the Company had experienced consistent, significant net losses and as such, believed there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential tax benefits of the loss carryforwards were offset by a valuation allowance of the same amount. However, as the royalty revenue from the Moss Mine had become consistent and the Company posted positive earnings in recent years, the NOLs have begun to be utilized. However, with the temporary cessation of the payments of the royalties, it is unclear whether future years will produce enough net income to fully utilize all of the deferred tax assets. As a result, the valuation allowance has been increased to 100% of the loss carryforwards.

Deferred tax assets of the Company are as follows:

	2024	2023
Loss carryforwards	$2,089,000	$1,829,000
Stock compensation expense	239,000	239,000
Mineral property amortization	55,000	50,000
Deferred tax asset	2,383,000	2,118,000

Less valuation allowance	(2,383,000)	(1,059,000)
Deferred tax asset recognized	$–	$1,059,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2024	2023
Computed expected tax liability (benefit)	$(439,030)	$14,066
Permanent differences	14,151	(14,923)
Change in allowance for doubtful accounts	151,235
Other	539,644	32,857
Change in valuation allowance	(1,325,000)	(16,000)
Income tax benefit (expense)	$(1,059,000)	$16,000

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2024 and 2023, Mr. Black was paid fees in the amount of $7,166 and $158,098, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2024 and 2023, there were no consulting expenses.

Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2024 and 2023, Mr. Newton was paid fees in the amount of $450,288 and $550,956, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock became a related party. The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled. In addition, this shareholder provided consulting services to the company including claims administration of the Moss Mine royalties. For the years ended December 31, 2024 and 2023, consulting fees were paid in the amount of $0 and $2,739, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2024 and 2023, recorded as Directors Fees Expense.

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

NOTE 12 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer and President, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 13 - SUBSEQUENT EVENTS

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

PATRIOT GOLD CORP.

Dated: April 9, 2025	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	April 9, 2025

/s/ Robert Coale Robert Coale	Director	April 9, 2025

/s/ Zachary Black Zachary Black	Director	April 9, 2025

32