Form 10-Q
period 2025-06-30
PATRIOT GOLD CORP
filed 2025-08-12
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,354,539 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2025.

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

Item 1. Financial Statements

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$121,596	$401,207
Marketable securities	29,259	22,082
Royalty receivables, net of allowance for uncollectible receivables	–	–
Prepaid expenses	63,556	107,746
Total current assets	214,411	531,035

Long-term assets:
Deferred tax asset, net of valuation allowance	–	–
Total long-term assets	–	–

Total assets	$214,411	$531,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,013,842	$458,305
Accounts payable and accrued liabilities – related parties	385,000	280,000
Total current liabilities	1,398,842	738,305

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at June 30, 2025 and December 31, 2024, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at June 30, 2025 and December 31, 2024, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 60,354,539 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	60,355	60,355
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,115,899	28,115,899
Common shares to be issued	22,400	22,400
Accumulated other comprehensive income (loss)	(16,806)	(14,681)
Accumulated deficit	(29,357,476)	(28,382,440)
Total stockholders' equity	(1,184,431)	(207,270)

Total liabilities and stockholders' equity	$214,411	$531,035

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues (see Note 4)	$–	$–	$–	$361,523

Expenses:
Mineral costs	21,330	34,236	41,180	352,562
Consulting expense	26,721	111,259	78,336	239,923
Directors Fees	52,500	52,500	105,000	105,000
General and administrative	471,715	318,364	761,242	568,782
Total operating expense	572,266	516,359	985,758	1,266,267

Net income (loss) from operations	(572,266)	(516,359)	(985,758)	(904,744)

Other income (expense):
Unrealized holding gain (loss) on marketable securities	(3,864)	(6,625)	7,177	(7,033)
Currency exchange	1,096	396	3,293	1,241
Other miscellaneous income	104	20,213	252	41,053
Total other income (expense)	(2,664)	13,984	10,722	35,261

Net loss	(574,930)	(502,375)	(975,036)	(869,483)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,673)	48	(2,125)	(66)
Comprehensive loss	$(577,603)	$(502,327)	$(977,161)	$(869,549)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Income (loss) per common share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	60,354,539	61,354,539	60,354,539	61,398,495
Weighted average shares outstanding - diluted	60,354,539	61,354,539	60,354,539	61,398,495

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	Issued	Income	Deficit	Total

For the 3 months ended June 30, 2024

Balance March 31, 2024	290,000	$290	61,354,539	$61,355	$(9,093)	$28,208,259	$22,400	$(15,528)	$(25,599,929)	$2,667,754

Net income and comprehensive income	–	–	–	–	–	–	–	48	(502,375)	(502,327)

Balance June 30, 2024	290,000	$290	61,354,539	$61,355	$(9,093)	$28,208,259	$22,400	$(15,480)	$(26,102,304)	$2,165,427

For the 6 months ended June 30, 2024

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$28,200,259	$22,400	$(15,414)	$(25,232,821)	$3,034,976

Stock cancellation	–	–	(8,000,000)	(8,000)	–	8,000	–	–	–	–

Net loss and comprehensive income	–	–	–	–	–	–	–	(66)	(869,483)	(869,549)

Balance June 30, 2024	290,000	$290	61,354,539	$61,355	$(9,093)	$28,208,259	$22,400	$(15,480)	$(26,102,304)	$2,165,427

For the 3 months ended June 30, 2025

Balance March 31, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(14,133)	$(28,782,546)	$(606,828)

Net loss and comprehensive loss	–	–	–	–	–	–	–	(2,673)	(574,930)	(577,603)

Balance June 30, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(16,806)	$(29,357,476)	$(1,184,431)

For the 6 months ended June 30, 2025

Balance December 31, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(14,681)	$(28,382,440)	$(207,270)

Net loss and comprehensive loss	–	–	–	–	–	–	–	(2,125)	(975,036)	(977,161)

Balance June 30, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(16,806)	$(29,357,476)	$(1,184,431)

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Net loss	$(975,036)	$(869,483)
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	(7,177)	6,272
Change in operating assets and liabilities:
Royalties receivables	–	88,941
Prepaid expenses	44,190	93,493
Accounts payable and accrued liabilities	555,536	(24,580)
Accounts payable and accrued liabilities – related parties	105,000	12,591
Net cash flows used in operating activities	(277,487)	(692,766)

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Net cash flows from financing activities	–	–

Foreign exchange effect on cash	(2,124)	(66)

Net decrease in cash	(279,611)	(692,832)
Cash, beginning of year	401,207	1,701,720
Cash, end of year	$121,596	$1,008,888

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2025.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Royalties Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of June 30, 2025 and December 31, 2024, there was an allowance of $1,078,813 and $1,078,813, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At June 30, 2025 and December 31, 2024, the Company had $0 and $265,125 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of June 30, 2025 and 2024, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at June 30, 2025 and December 31, 2024 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2025		December 31, 2024
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$29,259	$29,259	$22,082	$22,082

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

NOTE 3 – MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of June 30, 2025, the Company has incurred approximately $103,902 of accumulated option and exploration expenses on the Vernal property. During the six months ended June 30, 2025 and 2024, the Company incurred exploration expenses on the Vernal property of $2,580 and $950, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,419 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2025, the company has incurred approximately $2,036,543 of exploration expenses on the Windy Peak Property, and $39,908 and $351,572 were spent for the six months ended June 30, 2025 and 2024, respectively.

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

In early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, had suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April of 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golden Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. Patriot expects this matter will remain before the US Bankruptcy court for several more months. Patriot is confident that its royalty claims are valid, however it cannot predict how the US Bankruptcy court will rule. This raises the question as to the collectability of Patriot’s earned royalties which remain outstanding (see Notes 2 and 5). In light of this uncertainty, no revenue has been recognized for the nine-month period from April 1, 2024 through December 31, 2024. In addition to this, during 2025, Golden Vertex has thus far refused to provide royalty holders with the accounting relating to Golden Vertex’s sales of gold and silver for the six months ended June 30, 2025. The amount of revenue that was earned during this time frame is not specifically determinable and this matter is part of the ongoing litigation initiated by the Company against Golden Vertex. For the six months ended June 30, 2025 and 2024, the Company earned royalties of $0 and $361,523, respectively. As of June 30, 2025 and December 31, 2024, the Company had Royalties Receivables, net of allowance for doubtful accounts of $0.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% NSR royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of June 30, 2025, no royalties have yet been earned.

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

NOTE 6 – STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There were no compensation costs charged against those plans for the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, there were 9,500,000 and 185,000 shares available for grant under the 2019 Plan and 2014 Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the six months ended June 30, 2025 or 2024. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended June 30, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2023	10,340,000	$0.10	3.72	$0.00
Option granted	–
Options cancelled / expired	(2,000,000)
Options exercised	–
Balance December 31, 2024	8,340,000	$0.10	3.50	$0.00
Option granted	–
Options cancelled / expired	–
Options exercised	–
Balance June 30, 2025	8,340,000	$0.10	3.00	$0.00

Exercisable at June 30, 2025	8,340,000	$0.10	3.00	$0.00

There were no unvested stock options at June 30, 2025 and 2024. The Company issues new stock when options are exercised.

NOTE 7 – COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of June 30, 2025, the Company had 60,354,539 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company has applied a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock was estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided, and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

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

NOTE 8 – WARRANTS

The following table summarizes warrant activity during the period ended June 30, 2025. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2024	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding June 30, 2025	9,640,000	$0.13

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

The following tables summarizes outstanding warrants as of June 30, 2025, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	7.42
$0.09 - $0.14	6,320,000	$0.11	7.31
$0.15 - $0.21	3,000,000	$0.16	3.55

Total Outstanding June 30, 2025	9,640,000

NOTE 9 – PREFERRED STOCK

As of June 30, 2025, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 – RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2025 and 2024, Mr. Black was paid fees in the amount of $0 and $7,166, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2025 and 2024, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2025 and 2024 Mr. Newton was paid fees in the amount of $46,500 and $234,712, respectively.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock became a related party. The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled. In addition, this shareholder provided consulting services to the company including claims administration of the Moss Mine royalties. For the six months ended June 30, 2025 and 2024, there were no consulting expenses.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The fees for 2024 are recorded as Prepaid Expenses as of June 30, 2024, in the amount of $35,000. For the six months ended June 30, 2025 and 2024, directors’ fees totaled $105,000 and $105,000, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue may not be sufficient to fund planned operations for 2025 after payment of accounts payable outstanding at June 30, 2025. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

During the three months ended June 30, 2025 and 2024, we reported no revenues from the Moss Mine royalty. Please refer to Note 4 of the footnotes for an explanation of our decision not to report revenue for this period. During the six months ended June 30, 2025 and 2024, we had revenues of $0 and $361,523, respectively. We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the three months ended June 30, 2025 was ($574,930) compared to net loss of ($502,375) for the three months ended June 30, 2024. Net loss for the six months ended June 30, 2025 was ($975,036) compared to a net loss of ($869,483) for the six months ended June 30, 2024. The change in profitability is primarily due to an approximate $311,000 decrease in mineral costs and a $162,000 decrease in consulting expenses, offset by a $192,000 increase in general and administrative expenses.

For the three months ended June 30, 2025 and 2024, mineral and exploration expenses were $21,330 and $34,236, respectively. For the six months ended June 30, 2025 and 2024, mineral and exploration expenses were $41,180 and $352,562, respectively. The decrease in 2025 is primarily due to a temporary pause in drilling and exploration expenditures on the Windy Peak project.

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $471,715 and $318,364, respectively. For the six months ended June 30, 2025 and 2024, general and administrative expenses were $761,242 and $568,782, respectively. The increase in 2025 is primarily due an increase in legal fees, offset by a decrease in bad debt expense.

For the three months ended June 30, 2025 and 2024, other income (expenses) were ($2,664) and $13,984, respectively. For the six months ended June 30, 2025 and 2024, other income (expenses) were $10,722 and $35,261, respectively. The change in other income/expense is due to an approximate $14,000 increase in unrealized gains on marketable securities, a $34,000 decrease in interest income and the receipt of $7,100 of a reclamation deposit related to Rainbow Mountain in 2024.

Liquidity and Capital Resources

We had total assets of $214,411 at June 30, 2025 consisting primarily of $121,596 of cash, $29,259 of marketable securities, and $63,556 of prepaid expenses. We had total liabilities of $1,398,842 at June 30, 2025, consisting primarily of accounts payable and accrued expenses, both trade and with related parties.

We anticipate that we will incur the following during the year ended December 31, 2025:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was ($277,487) and ($692,766) for the six months ended June 30, 2025 and 2024, respectively. The $415,279 decrease in cash used in operations was primarily due to the change in royalty receivables and accounts payable and accrued liabilities.

There were no investing activities or financing activities for the six months ended June 30, 2025 and 2024.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2025

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

