Form 10-K
period 2025-12-31
PATRIOT GOLD CORP
filed 2026-04-10
CIK 1080448

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2025 was approximately $964,654.

The number of shares of the issuer’s common stock issued and outstanding as of April 10, 2026 was 68,296,490 shares.

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

On October 12, 2016, the Company filed Restated Articles of Incorporation to (i) authorize up to 400,000,000 shares of Common Stock, $.001 par value per share and (ii) authorize up to 20,000,000 shares of Preferred Stock, $.001 par value per share ("Preferred Stock").

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

On August 2, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation to replace Article III of previous certificate(s) of designation, add classifications of the Board, set forth procedures for nominating directors, annual meetings and special meetings, indemnification and authorize the board to adopt and file certificates of designation.

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

Financing

In 2025, the Company received loans from a related party totaling $900,000 CAD. The notes payable bear interest at the rate of 10% and is payable within 12 months. However, the Company can repay the loan and outstanding interest thereon at any time during the term of the loan. Due to the temporary cessation of the royalties from the Moss mine, management estimates that the Company may require additional funding for the Company’s planned operations for the next twelve months.

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

2. Our dependence on royalty payments from a single mining operation, which has temporarily ceased making payments, raises substantial doubt about our ability to continue as a going concern.

As noted in the auditor’s opinion on our audited financial statements and a related footnote to our audited financial statements, we have incurred significant recurring operating losses primarily driven by the temporary cessation of the Moss Mine royalty. As a result, the Company has determined there is substantial doubt about our ability to continue as a going concern. If the mine operator is unable to resume royalty payments in a timely manner, or at all, the Company may not have sufficient liquidity to meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may be required to seek additional financing, reduce operating expenditures, or pursue other strategic alternatives; however, there can be no assurance that such measures will be successful or available on acceptable terms.

Any failure to obtain additional funding or to achieve sufficient cash inflows from royalty payments could have a material adverse effect on the Company’s financial condition, results of operations, and ability to continue as a going concern.

3. Because our Directors may serve as officers and directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

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

6. Because our operating expenses may vary, as may our revenues, profitability may be inconsistent.

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

8. Because of the speculative nature of exploration of mineral properties, there is substantial risk.

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

9. Because of the inherent dangers involved in mineral exploration, there is liability risk.

The search for valuable minerals involves numerous hazards. As a result, there is potential liability for hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.

10. We are heavily dependent on our CEO and President.

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

Risks Related to Legal Uncertainties and Regulations

11. As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulation which may increase the anticipated cost of our exploration programs.

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

Public Health Threats Risk

12. Our financial and operating performance may be adversely affected by global public health threats.

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

Our property holdings as of December 31, 2025 consist of the Vernal Property, the Windy Peak Property, a royalty with respect to the Moss Mine Project, and a royalty with respect to the Bruner Gold Project. Our only material property is the Moss Mine royalty.

Patriot Gold Corp Projects Map

Following is summary information regarding both our material and non-material properties:

	Material Property	Non-Material Property

	Moss Mine Royalty	Vernal Property	Windy Peak Property	Bruner Royalty
Location	Western Arizona	Central Nevada	West Central Nevada	Central Nevada
The type and amount of ownership interests	Patriot holds a royalty of 3% of Net Smelter Returns with respect to the original approximately 5 patented mining parcels and approximately 400 unpatented mining claims held by Golden Vertex Corp., and the surrounding 1 mile area of interest	12 unpatented mining claims on approximately 248 acres	118 unpatented mineral claims on approximately 2,419 acres	Patriot holds a royalty of 2% of Net Smelter Returns with respect to the original approximately 26 patented mining claims and approximately 191 unpatented mining claims held by Endeavour Silver Corp., and the surrounding 2 mile area of interest
Operator	Golden Vertex Corp.	Patriot	Patriot	Endeavour Silver Corp.
Titles, mineral rights, leases or options and acreage involved	Patriot holds a royalty of 3% of Net Smelter Returns with respect to the original approximately 5 patented mining parcels and approximately 400 unpatented mining claims held by Golden Vertex Corp., and the surrounding 1 mile area of interest	Patriot’s wholly owned subsidiary holds 12 unpatented mining claims on approximately 248 acres, subject to a 3% royalty in favor of MinQuest	Patriot holds 114 unpatented mineral claims on approximately 2,337 acres

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

Item 3.          Legal Proceedings.

There are no pending legal proceedings against the Company or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. However, in early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, has suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under Chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golder Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy Court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. The Court has granted Patriot’s request for a preliminary injunction requiring Golden Vertex to provide monthly detailed calculations of all royalties owing in accordance with the terms of the Royalty Deed, including all data supporting or otherwise relating to the calculations; and segregate and hold in the United States the dollar amount of royalties payable to Patriot under the Royalty Deed, until the Court enters final judgment in this case. Further, the Court has entered summary judgment that, pursuant to the Patriot Royalty Deed, Patriot owns and holds a real property interest in the minerals at the Moss Mine and the proceeds generated therefrom, and that Patriot’s interest is binding on Golden Vertex and any future owner of the mine. Patriot expects this matter will remain before the US Bankruptcy court for several more months until the Court enters final judgment.

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

The Company’s common shares were approved for listing on the CSE on May 9, 2017 under the symbol of “PGOL” and trades in Canadian dollars. Listing and disclosure documents will be available at www.thecse.com. The average trade price on the CSE is $0.085 (CDN).

Holders

On December 31, 2025, there were approximately seventy-six (76) holders of record of the Company’s common stock, not including shareholders who hold their shares in street name.

Dividends

The Company has not declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options

There were no warrants issued, exercised, cancelled or expired during the year ending December 31, 2025. For further information, see Note 8 – Warrants, in the financial statements included in this 10-K filing.

There were no stock options issued, exercised or cancelled during the year ending December 31, 2025 and 1,620,000 stock options expired. For further information, see Note 6 - Stock Options in the financial statements included in this 10-K filing.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 31, 2025, the end of our most recently completed fiscal year, regarding equity compensation plans.

Equity compensation plans not approved by stockholders as of December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2012 Stock Option Plan	3,525,000	$0.10	–
2014 Stock Option Plan	4,815,000	$0.10	–
2019 Stock Option Plan	–	$–	9,500,000

The following discussion describes material terms of grants made pursuant to the stock option plans as of December 31, 2025:

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There was no purchase of equity securities by the Company and affiliated purchasers during the year ended December 31, 2025.

Stock Based Compensation

For the year ended December 31, 2025, Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company opted to receive a portion of his consulting fees in the form of restricted stock rather than cash. He received 7,621,951 shares of restricted common stock and it is restricted for a period of three years following the date of grant. The shares were valued at $.032 per share, for a total non-cash expense of $243,902 for the year ended December 31, 2025, recorded as Consulting Expense.

For the years ended December 31, 2024, 2023 and 2022, Mr. Trevor Newton opted to receive his director fees in the form of restricted stock rather than cash. The restricted common stock was restricted for a period of three years following the date of grant in 2022. He received 6,461,539 shares of restricted common stock for his three-year director term beginning January 1, 2022. The shares were valued at $0.0325 per share, for a total non-cash expense of $70,000 for the year ended December 31, 2024, recorded as Directors Fees Expense.

Item 6.          Selected Financial Data.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.          Management’s Discussion and Analysis or Plan of Operation.

Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Given the current litigation regarding the payment of royalties from the Moss Mine as discussed in Item 3, current cash on hand may not be sufficient to fund planned operations for 2026 after payment of accounts payable outstanding at December 31, 2025. Our officers and directors, advisors, and consultants will continue to be utilized to support all operations.

Plan of Operation

During the twelve-month period ending December 31, 2025, we continued our evaluation work on our Vernal project and Windy Peak project. As discussed above, our funds may not be sufficient to meet all planned activities as outlined below and may need to be modified or downsized.

We do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors. Our staffing in no way hinders our operations, as outsourcing of legal, accounting, and other operational duties is the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2026.

Results of Operations

The Twelve Months Ended December 31, 2025 compared to the Twelve Months Ended December 31, 2024

During the years ended December 31, 2025 and 2024, we had revenues of $0 and $361,523, respectively, resulting from the Moss royalty. We are currently exploring and developing our properties and are actively reviewing new projects.

Net income(loss) for the year ended December 31, 2025 was a loss of $1,879,452 compared to net loss of $3,149,619 for the year ended December 31, 2024, for an approximate $1,270,000 decrease in net loss. The decrease in the net loss is primarily due to the $1,059,000 decrease in income tax expense, a $167,327 decrease in general and administrative expenses, a $131,173 decrease in consulting expenses and a $284,203 decrease of mineral costs offset by the $361,523 decrease in royalty revenue.

For the years ended December 31, 2025 and 2024, mineral and exploration expenses were $85,451 and $369,654, respectively, for an approximate $284,000 decrease. The decrease is primarily due to a decrease in expenditures on new exploration projects.

For the years ended December 31, 2025 and 2024, general and administrative expenses were $1,247,283 and $1,414,610, respectively, for an approximate $167,000 decrease, primarily due to the decrease in consulting expenses and bad debt expense, offset by an increase in professional fees.

For the years ended December 31, 2025 and 2024, other income (expense) was $18,409 and $28,422, respectively. The change in other income (expense) is due to an approximated $41,000 change in unrealized gain(loss) of marketable securities offset by a decrease in interest earned.

Liquidity and Capital Resources

We had total assets of $179,103 at December 31, 2025 consisting primarily of $57,294 of cash and $52,445 of marketable securities. We had total liabilities of $2,027,613 at December 31, 2025, consisting primarily of accounts payable, accrued expenses and a $664,095 note payable to a related party.

We anticipate that we will incur the following during the year ended December 31, 2026:

•	$1,000,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was ($1,002,318) and ($1,207,886) for the years ended December 31, 2025 and 2024, respectively. The $205,568 change in cash used in operations was primarily due to the decrease in the deferred tax asset offset by the change in the royalties receivable account.

Cash provided by (used in) financing activities during the years ended December 31, 2025 and 2024 were $664,095 and ($93,360), respectively. In 2025, cash was received from a note payable to a related party and in 2024, the usage was from the re-purchase and cancellation of common stock.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Note 2, “Significant Accounting Policies,” of the the Notes to Financial Statements for the years ended December 31, 2025 and 2024 included in this form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, because of the disclosed material weakness in the Company’s internal control over financial reporting, certain of our disclosure controls and procedures were adequately effective as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) 2013 Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were not adequately effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, our management identified a material weakness in our internal control over financial reporting and has concluded that the Company did not maintain effective controls as of December 31, 2025. The material weakness relates to deficiencies in the design and operation of controls over (i) the identification, accumulation, and cutoff of expenses and (ii) the accounting for non-routine and complex transactions, including the determination of the fair value of equity-based compensation.

These control deficiencies resulted in errors identified during the audit, including (i) an invoice recorded in an incorrect period and (ii) the use of an inappropriate valuation approach in determining the fair value of a stock-based compensation award. Although these errors were corrected prior to the issuance of the financial statements, the deficiencies create a reasonable possibility that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management has concluded that these deficiencies constitute a material weakness in internal control over financial reporting.

Management’s Plan to Remediate the Identified Material Weakness

To address the identified material weakness, management plans to implement the following remedial measures:

•	Enhancing the Company’s period-end financial close process, including strengthening controls over the identification and recording of expenses in the proper reporting period through improved cutoff procedures and review of subsequent disbursements.
•	Implementing additional review controls over non-routine and complex transactions, including share-based compensation arrangements, with increased involvement of personnel possessing appropriate technical accounting expertise.
•	Enhancing documentation and communication processes to ensure timely and complete information is provided to the accounting function for financial reporting purposes.

Management believes that the remediation measures described above will remediate the identified material weakness and strengthen our overall internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting, additional measures may be modified. Management expects these remedial actions to be effectively implemented during fiscal year 2026.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.          Other Information.

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Position Held with the Company	Age	Date First Appointed
Robert Coale (1)	Chairman of the Board	85	October 13, 2005
Trevor Newton (2)	President, Chief Executive Officer, Chief Financial Officer, Secretary Treasurer, and Director	56	October 9, 2014
Zachary Black (3)	Director	45	July 18, 2016

(1)	Mr. Coale was initially appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was elected as CEO, President, Chief Financial Officer, Secretary and Treasurer.
(3)	Mr. Black was appointed Director on July 18, 2016.

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

Insider Trading Policy.

The Company has not adopted a standalone insider trading policy. Instead, the Company maintains internal procedures designed to promote compliance with applicable federal securities laws relating to insider trading. These procedures include informing directors and executive officers of their obligations under the federal securities laws, and that they are expected to comply with restrictions on trading while in possession of material nonpublic information. The Company believes these measures are appropriate in light of its size, stage of development, and the limited number of individuals with regular access to material nonpublic information. The Company continues to evaluate its governance practices and may adopt additional formal policies as it deems appropriate.

Item 11.          Executive Compensation.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2025 and 2024 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the year ended December 31, 2025, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2025 and whose total compensation during the year ended December 31, 2025 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the year ended December 31, 2025 and whose total compensation during the year ended December 31, 2025 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Trevor Newton	2025	0	0	0	0	0	0	360,402	360,402
	2024	0	0	70,000	0	0	0	450,288	520,288

(1)	“All Other Compensatio”n consists entirely of consulting fees paid to Mr. Newton. See Note 12 for further discussion.

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Trevor Newton	1,000,000	(1)	0	0	0.10	September 5, 2027	0	0	0	0
Trevor Newton	1,000,000	(2)	0	0	0.10	February 15, 2028	0	0	0	0
Trevor Newton	2,000,000	(3)	0	0	0.10	December 10, 2030	0	0	0	0

(1)	On September 5, 2017, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $80,100.
(2)	On February 15, 2018, Mr. Newton was granted the right to purchase 1,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2014 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $77,500.
(3)	On December 10, 2020, Mr. Newton was granted the right to purchase 2,000,000 common shares at an exercise price of $0.10 per option pursuant to the 2012 Plan. The $0.10 options vested immediately and had a fair market value at issuance of $216,000.

Compensation of Directors

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2025 for services rendered by the Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Robert Coale (1)	70,000	0	0	0	0	0	70,000
Trevor Newton (2)	70,000	243,902	0	0	0	46,500	360,402
Zachary Black (3)	70,000	0	0	0	0	0	70,000

(1)	Mr. Coale was originally appointed as a Director on June 23, 2003. On September 12, 2008 Mr. Coale resigned as an officer of the Company but remained a Director. Subsequently, on October 18, 2010, Mr. Coale was reappointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and resigned these positions on May 27, 2016 where he was simultaneously appointed as Chairman of the Board.
(2)	Mr. Newton was appointed as Director on October 9, 2014. On May 27, 2016, Mr. Newton was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer and remains a Director.
(3)	Mr. Black was appointed Director on July 18, 2016.
(4)	Cash payments for consulting and other services.

Clawback Policy

The Company has adopted a compensation recovery (clawback) policy in accordance with applicable SEC rules and listing standards. The policy provides for the recovery of certain incentive-based compensation received by current and former executive officers in the event of a required accounting restatement. A copy of the policy is filed as Exhibit 97 to this Annual Report.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2025, the number of shares of common and preferred stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based upon 68,296,490 outstanding common shares and 290,000 outstanding Series A preferred shares as of December 31, 2025, which does not include vested options and warrants.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert D. Coale	Common Stock	731,250	(1)	1.1%

Trevor Newton	Common	34,324,990	(2)	50.3%
	Series A Preferred Stock	290,000		100%

Zachary Black	Common Stock	500,000	(3)	0.8%

Directors and Officers as a Group Common Stock (3 individuals)	Common Stock	35,556,240		52.1%

Directors and Officers as a Group Series A Preferred Stock (3 individuals)	Series A Preferred Stock	290,000		100%

(1)	Does not include 350,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share and 500,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.
(2)	Does not include 3,000,000 vested options pursuant to the 2012 Plan to purchase common stock at a purchase price of $0.10 per share, 1,000,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share and 9,640,000 vested warrants.
(3)	Does not include 1,225,000 vested options pursuant to the 2014 Plan to purchase common stock at a purchase price of $0.10 per share.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

See Note 12 - Related Party Transactions in the notes to the consolidated financial statements included in this 10-K filing.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.          Principal Accounting Fees and Services.

Fees Billed by Independent Public Accountants

Aggregate fees billed and expected to be billed for professional services by Fruci & Associates II, PLLC, our independent registered public accounting firm for the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024 is set forth below.

	Year ending December 31, 2025	Year ending December 31, 2024
Audit Fees	$41,250	$38,700
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

All of the principal accounting fees and services were approved by the Board of Directors, currently acting in place of the Audit Committee in accordance with the By-Laws of the Company.

PART IV

Item 15.          Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Registrant. (1)
3.2	Registrant’s Restated Articles of Incorporation. (2)
3.3	By-Laws of Registrant. (1)
10.22	2012 Stock Option Plan (3)
10.23	2014 Stock Option Plan (4)
10.24	2019 Stock Option Plan (5)
23.1	Fruci & Associates Consent
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)
97	Clawback Policy

101.INS	Inline XBRL Instances Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

(4) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on September 19, 2014 File Number 333-198833.

(5) Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed on July 3, 2019 File Number 333-232546.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Patriot Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Gold Corp. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 with the financial statements, management believes they may not have sufficient funds to support their business in 2026 based on the following: (a) a temporary cessation in revenues derived from the Moss royalty; (b) the Company's marketable securities lack liquidity; (c) current cash on hand is not sufficient to cover estimated minimum operational costs for the next 12 months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

April 10, 2026

PATRIOT GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$57,294	$401,207
Marketable securities	52,445	22,082
Royalty receivables, net of allowance for uncollectible receivables	–	–
Prepaid expenses	69,364	107,746
Total current assets	179,103	531,035

Long-term assets:
Deferred tax asset, net of valuation allowance	–	–
Total long-term assets	–	–

Total assets	$179,103	$531,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$873,518	$458,305
Accounts payable and accrued liabilities – related parties	490,000	280,000
Convertible note payable – related party	664,095	–
Total current liabilities	2,027,613	738,305

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2025 and 2024, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2025 and 2024, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 68,296,490 and 60,354,539 shares issued and outstanding at December 31, 2025 and 2024, respectively	68,297	60,355
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,374,259	28,115,899
Common shares to be issued	0	22,400
Accumulated other comprehensive income (loss)	(20,371)	(14,681)
Accumulated deficit	(30,261,892)	(28,382,440)
Total stockholders' equity	(1,848,510)	(207,270)

Total liabilities and stockholders' equity	$179,103	$531,035

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Revenues	$–	$361,523

Expenses:
Mineral costs	85,451	369,654
Consulting expense	355,127	486,300
Director fees	210,000	210,000
General and administrative	1,247,283	1,414,610
Total operating expense	1,897,861	2,480,564

Net loss from operations	(1,897,861)	(2,119,041)

Other income (expense):
Interest Expense	(8,384)	–
Unrealized holding gain (loss) on marketable securities	30,363	(10,718)
Currency exchange	(3,967)	(2,308)
Other miscellaneous income	397	41,448
Total other income (expense)	18,409	28,422

Net loss before taxes	(1,879,452)	(2,090,619)
Income tax benefit (expense) (see Note 10)	–	(1,059,000)

Net loss	(1,879,452)	(3,149,619)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,690)	733
Comprehensive loss	$(1,885,142)	$(3,148,886)

Earnings per share, basic and diluted:
Income per common share - basic	$(0.03)	$(0.05)
Income per common share - diluted	$(0.03)	$(0.05)

Weighted average shares outstanding - basic	61,210,703	60,941,971
Weighted average shares outstanding - diluted	61,210,703	60,941,971

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock			Common Shares	Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Treasury Stock	To be Issued	Paid-in Capital	Comprehensive Income	Retained Deficit	Total

Balance December 31, 2023	290,000	$290	69,354,539	$69,355	$(9,093)	$22,400	$28,200,259	$(15,414)	$(25,232,821)	$3,034,976

Stock Re-Purchase	–	–	(9,000,000)	(9,000)	–	–	(84,360)	–	–	(93,360)

Net loss and comprehensive income	–	–	–	–	–	–	–	733	(3,149,619)	(3,148,886)

Balance December 31, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$22,400	$28,115,899	$(14,681)	$(28,382,440)	$(207,270)

Stock issuance	–	–	7,941,951	7,942	–	(22,400)	258,360	–	–	243,902

Net loss and comprehensive loss	–	–	–	–	–	–	–	(5,690)	(1,879,452)	(1,885,142)

Balance December 31, 2025	290,000	$290	68,296,490	$68,297	$(9,093)	$–	$28,374,259	$(20,371)	$(30,261,892)	$(1,848,510)

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

Net Loss	$(1,879,452)	$(3,149,619)
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	(30,363)	10,155
Restricted common stock issued for services	243,902	–
Bad Debt Expense	–	720,168
Change in operating assets and liabilities:
Royalties receivables	–	(361,523)
Prepaid expenses	38,382	53,693
Deferred tax asset, net of valuation allowance	–	1,059,000
Accounts payable and accrued liabilities	415,213	419,076
Accounts payable and accrued liabilities – related parties	210,000	41,164
Net cash flows used in operating activities	(1,002,318)	(1,207,886)

Cash flows from investing activities:
Net cash flows provided by investing activities	–	–

Cash flows from financing activities:
Proceeds from note payable – related party	664,095	–
Purchase and cancellation of stock	–	(93,360)
Net cash flows provided by (used in) financing activities	664,095	(93,360)

Foreign exchange effect on cash	(5,690)	733

Net decrease in cash	(343,913)	(1,300,513)
Cash, beginning of year	401,207	1,701,720
Cash, end of year	$57,294	$401,207

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Going Concern

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and achieve profitable operations, and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $1,000,000 to fund its operations during the next twelve months, which will including working capital, general, legal, accounting and administrative expenses. Management believes they may not have sufficient funds to support their business in 2026 based on the following: (a) a temporary cessation in revenues derived from the Moss royalty; (b) the Company's marketable securities lack liquidity; (c) current cash on hand is not sufficient to cover estimated minimum operational costs for the next 12 months. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenue and decrease expenses. Although it cannot be demonstrated yet that management’s plans are probably of being successful in mitigating the conditions that raise substantial doubt of the Company’s ability to continue as a going concern, management believes that the Company will be able obtain sufficient capital to continue operations in the next 12 months. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through December 31, 2025.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of December 31, 2025 and 2024, respectively.

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

Royalties Receivables and Allowance for Uncollectible Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of December 31, 2025 and 2024, there was an allowance of $1,078,813 and $1,078,813, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At December 31, 2025 and 2024, the Company had $0 and $265,125 in excess of the FDIC and CDIC insured limits, respectively.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of December 31, 2025 and 2024, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income (loss) from continuing operations.

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

The Company has granted Restricted Common Stock, where the Restricted Common Stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company generally measures share-based compensation based on the fair value of its common stock on the grant date. In circumstances where the characteristics of the restricted shares differ from those of the Company’s actively traded common stock, the Company may apply a discount to the quoted market price to estimate fair value. The Company would apply a discount for illiquidity to the price of the Company’s stock when determining the amount of expense to be recorded for the Restricted Common Stock issuance. The discount for illiquidity for the Restricted Common Stock would be estimated on the date of grant by taking the average close price of the freely traded common shares for the period in which the services were provided and applying an illiquidity discount of 10% for each multiple that the total Restricted Common Stock is of the average daily volume for the period, to a maximum of 50%.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities at December 31, 2025 and 2024 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	December 31, 2025		December 31, 2024
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$52,445	$52,445	$22,082	$22,082

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, including requiring additional disaggregation of the rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU, effective for the year ended December 31, 2025. The adoption has no impact on the Company’s financial positions, results of operations or cash flow, but has resulted in a change to the footnote disclosure in Note 10 on Income Taxes, as prior period amounts have been conformed to the current presentation.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption has no impact on the Company’s financial position, results of operations or cash flow, but has resulted in new footnote disclosure. See Note 13 for details on Segment Reporting.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - MINERAL PROPERTIES

Vernal Properties

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of December 31, 2025, the Company has incurred approximately $105,990 of accumulated option and exploration expenses on the Vernal property. During the years ended December 31, 2025 and 2024, the Company incurred exploration expenses on the Vernal property of $4,033 and $1,980, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,419 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of December 31, 2025, the company has incurred approximately $2,078,053 of exploration expenses on the Windy Peak Property, and $81,418 and $367,673 were spent for the years ended December 31, 2025 and 2024, respectively.

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

In early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, had suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April of 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golden Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy Court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. The Court has granted Patriot’s request for a preliminary injunction requiring Golden Vertex to provide monthly detailed calculations of all royalties owing in accordance with the terms of the Royalty Deed, including all data supporting or otherwise relating to the calculations; and segregate and hold in the United States the dollar amount of royalties payable to Patriot under the Royalty Deed, until the Court enters final judgment in this case. Further, the Court has entered summary judgment that, pursuant to the Patriot Royalty Deed, Patriot owns and holds a real property interest in the minerals at the Moss Mine and the proceeds generated therefrom, and that Patriot’s interest is binding on Golden Vertex and any future owner of the mine. Patriot expects this matter will remain before the US Bankruptcy court for several more months until the Court enters final judgment. Because final judgment is still forthcoming, no revenue has been recognized for the twelve-month period ending December 31, 2025 and the nine-month period from April 1, 2024 through December 31, 2024 (see Notes 2 and 5), because the amount of revenue that was earned during this time frame is not specifically determinable. For the years ended December 31, 2025 and 2024, the Company earned royalties of $0 and $361,523, respectively. As of December 31, 2025 and 2024, the Company had Royalties Receivables, net of allowance for doubtful accounts of $0 and $0, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% net smelter return (“NSR”) royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of December 31, 2025, no royalties have yet been earned.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There was no compensation costs charged against those plans for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, there were 9,500,000 and 0 shares available for grant under the 2019 Plan and 2014 Plan, respectively.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2025 or 2024. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the years ended December 31, 2025 and 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2023	10,340,000	$0.10	3.72	0.00
Option granted	–
Options cancelled / expired	(2,000,000)	0.10
Options exercised	–
Balance December 31, 2024	8,340,000	$0.10	3.50	0.00
Option granted	–
Options cancelled / expired	(1,620,000)	0.10
Options exercised	–
Balance December 31, 2025	6,720,000	$0.10	3.11	0.00

Exercisable at December 31, 2025	6,720,000	$0.10	3.11	0.00

There were no unvested stock options for the years ended December 31, 2025 and 2024. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of December 31, 2025, the Company had 68,296,490 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company generally measures share-based compensation based on the fair value of its common stock on the grant date. In circumstances where the characteristics of the restricted shares differ from those of the Company’s actively traded common stock, the Company may apply a discount to the quoted market price to estimate fair value. See Note 2 for further discussion.

In 2022, Trevor Newton opted to receive his director fees for 2022 – 2024 in the form of shares in lieu of cash. See Note 12 for further details.

In November 2025, 320,000 shares at $0.07 per share were issued in connection with a stock warrant exercise on July 22, 2020.

In October 2025, the Board of Directors approved the issuance of 7,621,951 shares at $0.032 per share for the $243,902 value of services received.

In July 2024, the Board of Directors approved the re-purchase and cancellation of 1,000,000 shares at $0.09336 per share for an aggregate price of $93,360.

On January 1, 2024, the Board of Directors approved the cancellation of 8,000,000 shares and the related note receivable at a cost of $0. See Note 12 for additional information regarding these shares and note receivable.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the years ended December 31, 2025 and 2024. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2024	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2025	9,640,000	$0.13

In 2025, 2,000,000 of warrants were set to expire. The expiration date for these warrants have been extended ten years, until 2035. In 2024, 3,000,000 of warrants were set to expire. The expiration dates for these warrants have been extended ten years, until 2034.

In April 2019, warrants for 8,000,000 shares were exercised in exchange for a note receivable for $705,000. As a result of this transaction, the shareholder was then considered a beneficial owner (see Note 11 – Related Party Transactions). The note was a non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled.

The following tables summarizes outstanding warrants as of December 31, 2025, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Avg Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	6.91
$0.09 - $0.14	6,320,000	$0.11	6.81
$0.15 - $0.21	3,000,000	$0.16	3.05

Total Outstanding December 31, 2025	9,640,000

NOTE 9 - PREFERRED STOCK

As of December 31, 2025, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - INCOME TAXES

As of December 31, 2025, the Company had a deferred tax asset resulting from temporary deductible differences and net operating loss (“NOL”) carryforward for income tax reporting purposes of approximately $8,600,000 that may be offset against future taxable income. The carryforwards that were generated prior to 2018 began expiring in 2024 and unless utilized, will continue to expire. Beginning in 2018, net operating losses can be carried forward indefinitely, however they can only be utilized to offset up to 80% of taxable income.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company periodically assesses available positive and negative evidence to determine whether it is more likely than not the deferred tax asset will be realized. Realization of a deferred tax asset requires management to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. Prior to 2020, no tax benefit had been reported in the financial statements, because the Company had experienced consistent, significant net losses and as such, believed there was a 50% or greater chance the carryforwards would expire unused. Accordingly, the potential tax benefits of the loss carryforwards were offset by a valuation allowance of the same amount. However, as the royalty revenue from the Moss Mine had become consistent and the Company posted positive earnings in recent years, the NOLs have begun to be utilized. However, with the temporary cessation of the payments of the royalties, it is unclear whether future years will produce enough net income to fully utilize all the deferred tax assets. As a result, the valuation allowance has been increased to 100% of the loss carryforwards.

Deferred tax assets of the Company are as follows:

	2025	2024
Loss carryforwards	$1,800,000	$2,089,000
Stock compensation expense	239,000	239,000
Mineral property amortization	61,000	55,000
Deferred tax asset	2,100,000	2,383,000

Less valuation allowance	(2,100,000)	(2,383,000)
Deferred tax asset recognized	$–	$–

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to net loss for the year. The sources and tax effect of the differences are as follows:

	2025			2024
Computed expected tax liability (benefit)	(394,685)	21%		(439,030)	21%
Permanent differences	7	(0%	)	14,151	(1%	)
Change in allowance for doubtful accounts	–	–		151,235	(7%	)
Other	111,678	(6%	)	539,644	(26%	)
Change in valuation allowance	283,000	(15%	)	(1,325,000)	63%
Income tax benefit (expense)	–	0%		(1,059,000)	50%

With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2020.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On various dates between September 29, 2025 and December 19, 2025, the Company borrowed an aggregate of $655,711 (CAD $900,000) under a note agreement with a related party (the “Notes”). The Notes bear interest at 10% per annum and mature twelve months from the respective borrowing dates. The Company may prepay the outstanding principal and accrued interest at any time without penalty. At the option of the lender, all or a portion of the outstanding principal and accrued interest may be converted into shares of the Company’s common stock at a fixed conversion price of $0.016 per share. To the extent the conversion option is not exercised, the Notes are repayable in cash at maturity or earlier, at the Company’s option.

The principal amount of the Notes is denominated in Canadian dollars, while the conversion price is denominated in U.S. dollars. Upon conversion, the outstanding balance (inclusive of accrued interest) is first translated into U.S. dollars using the applicable exchange rate on the conversion date, and the resulting U.S. dollar amount is divided by the stated conversion price to determine the number of shares issuable. As a result, the number of shares issuable upon conversion is subject to variability based on foreign exchange rate fluctuations.

As of December 31, 2025, the outstanding principal balance of the Notes was $655,711 and accrued interest totaled $8,384, resulting in a total carrying amount of $664,095. Based on the outstanding balance as of December 31, 2025, the Notes were convertible into approximately 41.5 million shares of the Company’s common stock, assuming conversion at the period-end exchange rate.

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2025 and 2024, Mr. Black was paid fees in the amount of $0 and $7,166, respectively.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2025 and 2024, there were no consulting expenses.

Mr. Trevor Newton, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the years ended December 31, 2025 and 2024, Mr. Newton was paid fees in the amount of $290,402 and $450,288, respectively.

During the year ended December 31, 2025, the Company entered into a note agreement with a related party under which it borrowed CAD $900,000. The notes bear interest at 10% and are convertible into common stock at the option of the lender. See Note 11 – Convertible Notes Payable – Related Party for further details.

In April 2019, an unrelated third party exercised warrants for 8,000,000 shares in exchange for a note receivable for $705,000. As a result of this transaction, the owner of the stock became a related party. The note was non-interest bearing and could have been repaid at any time with 15 days advance notice to the Company. In connection with the cancellation of these shares as of January 1, 2024, this note has been cancelled. In addition, this shareholder provided consulting services to the company including claims administration of the Moss Mine royalties. For the years ended December 31, 2025 and 2024, no consulting fees were paid.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. In lieu of cash, Mr. Newton opted to receive his director fees for 2022 - 2024 in restricted shares of the Company, totaling 6,461,539 shares. The shares were valued at $0.0325 for total non-cash expense of $70,000 for the year ended December 31, 2024, recorded as Directors Fees Expense.

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

NOTE 13 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer and President, reviews financial information and assesses the operations of the Company to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following.

On February 26, 2026, and March 20, 2026, the Company borrowed $10,972 ($15,000 Canadian) and $131,043 ($180,000 Canadian), respectfully, under note agreements with a related party. The notes payable bear interest at the rate of 10% and is payable twelve months from inception. However, the Company can repay the loan and outstanding interest thereon at any time during the term of the loan. The lender can opt to be repaid in whole or in-part in common shares of the company, at $0.016 per share.

On October 7, 2025, the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-10, pursuant to a resolution approved by the Company’s Board of Directors. The process of effecting the reverse stock split is currently underway and the Company does not yet have a date when it will be effective.

The following pro forma balance sheet discloses the adjustments to the outstanding shares had the reverse stock split been effective as of December 31, 2025. The number of shares outstanding and all per share data have been adjusted accordingly. No change in total equity or net income (loss) is assumed as a result of the reverse split. The pro forma information is presented to illustrate the effect of the reverse split and may not be indicative of future results.

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$57,294	$401,207
Marketable securities	52,445	22,082
Royalty receivables, net of allowance for uncollectible receivables	–	–
Prepaid expenses	69,364	107,746
Total current assets	179,103	531,035

Long-term assets:
Deferred tax asset, net of valuation allowance	–	–
Total long-term assets	–	–

Total assets	$179,103	$531,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$873,518	$458,305
Accounts payable and accrued liabilities – related parties	490,000	280,000
Note payable – related party	664,095	–
Total current liabilities	2,027,613	738,305

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at December 31, 2025 and 2024, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at December 31, 2025 and 2024, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 6,829,649 and 6,035,454 shares issued and outstanding at December 31, 2025 and 2024, respectively	6,830	6,035
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,435,726	28,170,219
Common shares to be issued	0	22,400
Accumulated other comprehensive income (loss)	(20,371)	(14,681)
Accumulated deficit	(30,261,892)	(28,382,440)
Total stockholders' equity	(1,848,510)	(207,270)

Total liabilities and stockholders' equity	$179,103	$531,035

Basic earnings per share on a pro forma basis would be $0.24 and $0.46 for the twelve months ended December 31, 2025 and 2024, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT GOLD CORP.

Dated: April 10, 2026	By: /s/ Trevor Newton
Name: Trevor Newton
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Newton Trevor Newton	Director	April 10, 2026

/s/ Robert Coale Robert Coale	Director	April 10, 2026

/s/ Zachary Black Zachary Black	Director	April 10, 2026

32