Form 10-Q
period 2026-03-31
PATRIOT GOLD CORP
filed 2026-05-15
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,296,490 shares of common stock, $0.001 par value, issued and outstanding as of May 15, 2026.

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

ITEM 1. FINANCIAL STATEMENTS

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$38,205	$57,294
Marketable securities	82,808	52,445
Royalty receivables, net of allowance for uncollectible receivables	–	–
Prepaid expenses	56,964	69,364
Total current assets	177,977	179,103

Long-term assets:
Deferred tax asset, net of valuation allowance	–	–
Total long-term assets	–	–

Total assets	$177,977	$179,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$943,604	$873,518
Accounts payable and accrued liabilities – related parties	542,500	490,000
Convertible note payable – related party	811,494	664,095
Total current liabilities	2,297,598	2,027,613

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at March 31, 2026 and December 31, 2025, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at March 31, 2026 and December 31, 2025, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 68,296,490 shares issued and outstanding at March 31, 2026 and December 31, 2025 respectively	68,297	68,297
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,374,259	28,374,259
Accumulated other comprehensive income (loss)	(18,461)	(20,371)
Accumulated deficit	(30,534,913)	(30,261,892)
Total stockholders' equity	(2,119,621)	(1,848,510)

Total liabilities and stockholders' equity	$177,977	$179,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$–	$–

Expenses:
Mineral costs	12,311	19,850
Consulting expense	17,107	51,616
Directors’ fees	52,500	52,500
General and administrative	215,339	289,526
Total operating expense	297,257	413,492

Net loss from operations	(297,257)	(413,492)

Other income (expense):
Interest expense	(16,433)	–
Unrealized holding gain (loss) on marketable securities	30,362	11,041
Currency exchange	10,307	2,197
Other miscellaneous income	–	148
Total other income (expense)	24,236	13,386

Net loss	$(273,021)	$(400,106)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,910	548
Comprehensive loss	$(271,111)	$(399,558)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$(0.00)	$(0.01)
Income (loss) per common share - diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	68,296,490	60,354,539
Weighted average shares outstanding - diluted	68,296,490	60,354,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A					Common		Accumulated
	Preferred Stock		Common Stock			Shares	Additional	Other
		Par		Par	Treasury	To be	Paid-In	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Issued	Capital	Income	Deficit	Total

For the 3 months ended March 31, 2025

Balance December 31, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$22,400	$28,115,899	$(14,681)	$(28,382,440)	$(207,270)

Net loss and comprehensive income	–	–	–	–	–	–	–	548	(400,106)	(399,558)

Balance March 31, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$22,400	$28,115,899	$(14,133)	$(28,782,546)	$(606,828)

For the 3 months ended March 31, 2026

Balance December 31, 2025	290,000	$290	68,296,490	$68,297	$(9,093)	$–	$28,374,259	$(20,371)	$(30,261,892)	$(1,848,510)

Net loss and comprehensive income	–	–	–	–	–	–	–	1,910	(273,021)	(271,111)

Balance March 31, 2026	290,000	$290	68,296,490	$68,297	$(9,093)	$–	$28,374,259	$(18,461)	$(30,534,913)	$(2,119,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net loss	$(273,021)	$(400,106)
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	(30,363)	(11,040)
Change in operating assets and liabilities:
Prepaid expenses	12,400	22,100
Accounts payable and accrued liabilities	70,085	216,434
Accounts payable and accrued liabilities – related parties	52,500	56,672
Net cash flows used in operating activities	(168,399)	(115,940)

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Proceeds from convertible note payable	147,400	–
Net cash flows from financing activities	147,400	–

Foreign exchange effect on cash	1,910	548

Net decrease in cash	(19,089)	(115,392)
Cash, beginning of year	57,294	401,207
Cash, end of year	$38,205	$285,815

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Goldbase and Patriot Gold Canada. Collectively, they are referred to herein as “the Company”. Inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Management’s Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that all applicable estimates and adjustments are appropriate. Actual results could differ from those estimates.

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

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2026.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of March 31, 2026 and December 31, 2025.

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

Royalties Receivables and Allowance for Uncollectible Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of March 31, 2026 and December 31, 2025, there was an allowance of $1,078,813 and $1,078,813, respectively.

Foreign Currency Translation

The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired, or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the condensed consolidated statements of operations.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At March 31, 2026 and December 31, 2025, the Company had no demand deposits in excess of the FDIC and CDIC insured limits.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of March 31, 2026 and 2025, all of the outstanding stock options and warrants were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Stock Options

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its condensed consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk-free interest rates.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at March 31, 2026 and December 31, 2025 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	March 31, 2026		December 31, 2025
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$82,808	$82,808	$52,445	$52,445

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

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of March 31, 2026, the Company has incurred approximately $106,589 of accumulated option and exploration expenses on the Vernal property. During the three months ended March 31, 2026 and 2025, the Company incurred exploration expenses on the Vernal property of $600 and $636, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,419 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of March 31, 2026, the company has incurred approximately $2,089,764 of exploration expenses on the Windy Peak Property, and $11,711 and $19,214 were spent for the three months ended March 31, 2026 and 2025, respectively.

Rainbow Mountain Property

The Rainbow Mountain gold project consisted of 81 unpatented lode claims totaling approximately 1,620 contiguous acres, located approximately 23 km southeast of Fallon, in the state of Nevada. In August, 2021, the Company relinquished these claims to the BLM and have completed the required reclamation work. The BLM has inspected and approved the reclamation work.

NOTE 4 - ROYALTY INTERESTS

Pursuant to the Purchase and Sale Agreement with Golden Vertex, the Company has a 3% net smelter return royalty on the Moss Mine in Arizona.

Revenue recognition criteria is outline in Note 2 above. However, ASC 606-10-25-1(e) requires the Company to assess whether it is probable that it will collect substantially all of the revenue.

In early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, had suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which are owed to Patriot under its Moss Mine royalty. Patriot initiated litigation in the State of Arizona in April of 2024. Subsequently, Golden Vertex requested a stay of creditor claims and processes under chapter 15 of the US Bankruptcy Code within the District of Arizona. The US Bankruptcy court has since provided that, until it makes a ruling relating to Patriot’s claims against Golden Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, must be segregated, accounted for, and preserved, and no distributions can be made of same, pending further order of the US Bankruptcy Court. Patriot seeks to recover said assets under its turnover, constructive trust, and conversion claims. The Court has granted Patriot’s request for a preliminary injunction requiring Golden Vertex to provide monthly detailed calculations of all royalties owing in accordance with the terms of the Royalty Deed, including all data supporting or otherwise relating to the calculations; and segregate and hold in the United States the dollar amount of royalties payable to Patriot under the Royalty Deed, until the Court enters final judgment in this case. Further, the Court has entered summary judgment that, pursuant to the Patriot Royalty Deed, Patriot owns and holds a real property interest in the minerals at the Moss Mine and the proceeds generated therefrom, and that Patriot’s interest is binding on Golden Vertex and any future owner of the mine. Patriot expects this matter will remain before the US Bankruptcy court for several more months until the Court enters final judgment. Because final judgment is still forthcoming, no revenue has been recognized for the three-month period ending March 31, 2026 and 2025 (see Notes 2 and 5), because the amount of revenue that was earned during this time frame is not specifically determinable. As of March 31, 2026 and December 31, 2025, the Company had Royalties Receivables, net of allowance for doubtful accounts of $0 and $0, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% NSR royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of March 31, 2026, no royalties have yet been earned.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be exposed to claims and threatened litigation, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we disclose the amount of probable loss or disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide an estimate, we explain the factors that prevent us from doing so. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. In early 2024, the Company was notified that Golden Vertex had suspended royalty payments to Patriot and other royalty holders, in order to preserve liquidity. In April 2024, the Company filed a complaint in the Maricopa County Superior Court for payment of the amounts owed pursuant to the NSR royalty. See Note 2 and Note 4 for additional information.

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There were no compensation costs charged against those plans for the three months ended March 31, 2026 and 2025, respectively.

The 2019 Plan reserves and makes available for grant common stock shares of up to 9,500,000. No options can be granted under the plans 10 years after the plan inception date. As such, no additional options can be granted under the 2014 Plan.

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

As of March 31, 2026, there were 9,500,000 shares available for grant under the 2019 Plan.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the three months ended March 31, 2026 or 2025. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended March 31, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2024	8,340,000	$0.10	3.50	$0.00
Option granted	–	–	–	–
Options cancelled / expired	(1,620,000)	0.10	–	–
Options exercised	–	–	–	–
Balance December 31, 2025	6,720,000	$0.10	3.11	$0.00
Option granted	–	–	–	–
Options cancelled / expired	–	–	–	–
Options exercised	–	–	–	–
Balance March 31, 2026	6,720,000	$0.10	2.86	$0.00

Exercisable at March 31, 2026	6,720,000	$0.10	2.86	$0.00

There were no unvested stock options at March 31, 2026 and 2025. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of March 31, 2026, the Company had 68,296,490 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company generally measures share-based compensation based on the fair value of its common stock on the grant date. In circumstances where the characteristics of the restricted shares differ from those of the Company’s actively traded common stock, the Company may apply a discount to the quoted market price to estimate fair value. See Note 2 for further discussion.

In November 2025, 320,000 shares at $0.07 per share were issued in connection with a stock warrant exercise on July 22, 2020.

In October 2025, the Board of Directors approved the issuance of 7,621,951 shares at $0.032 per share for the $243,902 value of services received.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended March 31, 2026. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2025	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding March 31, 2026	9,640,000	$0.13

The following tables summarizes outstanding warrants as of March 31, 2026, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (years)
$0.05 - $0.08	320,000	$0.08	6.67
$0.09 - $0.14	6,320,000	$0.11	6.56
$0.15 - $0.21	3,000,000	$0.16	2.80

Total Outstanding March 31, 2026	9,640,000

NOTE 9 - PREFERRED STOCK

As of March 31, 2026, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On various dates between September 29, 2025 and March 20, 2026, the Company borrowed an aggregate of $786,794 (CAD $1,095,000) under a note agreement with a related party (the “Notes”). The Notes bear interest at 10% per annum and mature twelve months from the respective borrowing dates. The Company may prepay the outstanding principal and accrued interest at any time without penalty. At the option of the lender, all or a portion of the outstanding principal and accrued interest may be converted into shares of the Company’s common stock at a fixed conversion price of $0.016 per share. To the extent the conversion option is not exercised, the Notes are repayable in cash at maturity or earlier, at the Company’s option.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Notes were $786,793 and $655,711, respectfully. Accrued interest totaled $24,701 and $8,384, resulting in a total carrying amount of $811,494 and $664,095, respectfully. Based on the outstanding balance as of March 31, 2026, the Notes were convertible into approximately 50.7 million shares of the Company’s common stock, assuming conversion at the period-end exchange rate.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2026 and 2025, there were no consulting expenses.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2026 and 2025, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the three months ended March 31, 2026 and 2025 Mr. Newton was paid fees in the amount of $0 and $35,860, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. For the three months ended March 31, 2026 and 2025, directors’ fees totaled $52,500 and $52,500, respectively.

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

NOTE 12 - SEGMENT REPORTING

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

The Company has determined that it operates as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The CODM evaluates performance based primarily on consolidated net income (loss) and cash flows. The CODM regularly reviews significant expense categories in assessing performance and allocating resources. The CODM also reviews total consolidated assets in evaluating the deployment of capital resources and operational performance. Because the Company operates as a single reportable segment, all required segment financial information can be found in the accompanying condensed consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the following:

On May 5, 2026, the Company borrowed $66,115 ($90,000 Canadian) a under note agreement with a related party. The note payable bears interest at the rate of 10% and is payable twelve months from inception. However, the Company can repay the loan and outstanding interest thereon at any time during the term of the loan. The lender can opt to be repaid in whole or in-part in common shares of the company, at $0.016 per share.

On October 7, 2025, the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-10, pursuant to a resolution approved by the Company’s Board of Directors. The process of effecting the reverse stock split is currently underway and the Company does not yet have a date when it will be effective. Had the reverse stock split been effective as of March 31, 2026, the shares issued and outstanding at March 31, 2026 and December 31, 2025 would have been 6,829,649 for a value of $6,830. Additional paid-in capital would have been $28,435,726 at March 31, 2026 and December 31, 2025.

There would have been no change in total equity or net income (loss) is assumed as a result of the reverse split.

Basic loss per share on a pro forma basis would be $0.04 and $0.06 for the three months ended March 31, 2026 and 2025, respectively.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue may not be sufficient to fund planned operations for 2026 after payment of accounts payable outstanding at March 31, 2026. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

During the three months ended March 31, 2026 and 2025, we had no revenue resulting from the Moss Mine royalty (see Note 4). We are currently exploring and developing our properties and are actively reviewing new projects.

Net loss for the three months ended March 31, 2026 was ($273,021) compared to net loss of ($400,106) for the three months ended March 31, 2025. The change in profitability is primarily due to the approximate $74,000 decrease in general and administrative expenses and a $35,000 decrease in consulting expenses.

For the three months ended March 31, 2026 and 2025, mineral and exploration expenses were $12,311 and $19,850, respectively. The slight decrease in 2026 is primarily due to a temporary pause in drilling and exploration expenditures on the Windy Peak project.

For the three months ended March 31, 2026 and 2025, general and administrative expenses were $215,339 and $289,526, respectively. The decrease in 2026 is primarily due to a decrease in legal fees.

For the three months ended March 31, 2026 and 2025, other income (expenses) were $24,236 and $13,386, respectively. The change in other income/expense is due to an approximate $19,000 increase in unrealized gains on marketable securities, and a $8,000 increase in currency exchange, offset by a $16,000 increase in interest expense.

Liquidity and Capital Resources

We had total assets of $177,977 at March 31, 2026 consisting primarily of $38,205 of cash, $82,808 of marketable securities, and $56,964 of prepaid expenses. We had total liabilities of $2,297,598 at March 31, 2026, consisting primarily of accounts payable and accrued expenses, both trade and with related parties, as well as a convertible note payable.

We anticipate that we will incur the following during the year ended December 31, 2026:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash used in operations was ($168,399) and ($115,940) for the three months ended March 31, 2026 and 2025, respectively. The $52,459 increase in cash used in operations was primarily due to the change in accounts payable and accrued liabilities.

There were no investing activities or financing activities for the three months ended March 31, 2026 and 2025.

Cash provided by financing activities during the three months ended March 31, 2026 and 2025 were $147,400 and $0, respectively. In 2026, cash was received from a note payable to a related party.

Management estimates that the Company may need additional funding for the next twelve months.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that all applicable estimates and adjustments are appropriate. Actual results could differ from those estimates.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through March 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2026

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

