Form 10-Q
period 2026-06-30
PATRIOT GOLD CORP
filed 2026-08-14
CIK 1080448

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,296,490 shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2026.

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

ITEM 1. FINANCIAL STATEMENTS

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$573,666	$57,294
Marketable securities	54,101	52,445
Royalty receivables, net of allowance for uncollectible receivables	302,228	–
Prepaid expenses	51,668	69,364
Total current assets	981,663	179,103

Long-term assets:
Deferred tax asset, net of valuation allowance	–	–
Total long-term assets	–	–

Total assets	$981,663	$179,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$257,931	$873,518
Accounts payable and accrued liabilities – related parties	605,272	490,000
Convertible note payable – related party	950,446	664,095
Total current liabilities	1,813,649	2,027,613

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, par value $.001; 6,500,000 shares authorized; no shares issued at June 30, 2026 and December 31, 2025, respectively	–	–
Series A Preferred stock, par value $.001; 13,500,000 shares authorized; 290,000 shares issued at June 30, 2026 and December 31, 2025, respectively	290	290
Common stock, par value $.001; 400,000,000 shares authorized; 68,296,490 shares issued and outstanding at June 30, 2026 and December 31, 2025 respectively	68,297	68,297
Treasury stock (100,000 shares)	(9,093)	(9,093)
Additional paid-in capital	28,374,259	28,374,259
Accumulated other comprehensive income (loss)	(15,343)	(20,371)
Accumulated deficit	(29,250,396)	(30,261,892)
Total stockholders' equity	(831,986)	(1,848,510)

Total liabilities and stockholders' equity	$981,663	$179,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues (see Note 4)	$1,777,840	$–	$1,777,840	$–

Expenses:
Mineral costs	13,982	21,330	26,293	41,180
Consulting expense	17,240	26,721	34,347	78,336
Directors Fees	52,500	52,500	105,000	105,000
General and administrative	379,447	471,715	594,786	761,242
Total operating expense	463,169	572,266	760,426	985,758

Net income (loss) from operations	1,314,671	(572,266)	1,017,414	(985,758)

Other income (expense):
Interest expense	(20,826)	–	(37,259)	–
Unrealized holding gain (loss) on marketable securities	(28,707)	(3,864)	1,656	7,177
Currency exchange	19,373	1,096	29,680	3,293
Other miscellaneous income	6	104	5	252
Total other income (expense)	(30,154)	(2,664)	(5,918)	10,722

Net income (loss)	1,284,517	(574,930)	1,011,496	(975,036)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,118	(2,673)	5,028	(2,125)
Comprehensive income (loss)	$1,287,635	$(577,603)	$1,016,524	$(977,161)

Earnings per share, basic and diluted:
Income (loss) per common share - basic	$0.02	$(0.01)	$0.01	$(0.02)
Income (loss) per common share - diluted	$0.02	$(0.01)	$0.01	$(0.02)

Weighted average shares outstanding - basic	68,296,490	60,354,539	68,296,490	60,354,539
Weighted average shares outstanding - diluted	68,296,490	60,354,539	68,296,490	60,354,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A						Common	Accumulated
	Preferred Stock		Common Stock			Additional	Shares	Other
		Par		Par	Treasury	Paid-In	To be	Comprehensive	Retained
	Shares	Value	Shares	Value	Stock	Capital	Issued	Income	Deficit	Total

For the 3 months ended June 30, 2025

Balance March 31, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(14,133)	$(28,782,546)	$(606,828)

Net loss and comprehensive loss	–	–	–	–	–	–	–	(2,673)	(574,930)	(577,603)

Balance June 30, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(16,806)	$(29,357,476)	$(1,184,431)

For the 6 months ended June 30, 2025

Balance December 31, 2024	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(14,681)	$(28,382,440)	$(207,270)

Net loss and comprehensive loss	–	–	–	–	–	–	–	(2,125)	(975,036)	(977,161)

Balance June 30, 2025	290,000	$290	60,354,539	$60,355	$(9,093)	$28,115,899	$22,400	$(16,806)	$(29,357,476)	$(1,184,431)

For the 3 months ended June 30, 2026

Balance March 31, 2026	290,000	$290	68,296,490	$68,297	$(9,093)	$28,374,259	$–	$(18,461)	$(30,534,913)	$(2,119,621)

Net income and comprehensive income	–	–	–	–	–	–	–	3,118	1,284,517	1,287,635

Balance June 30, 2026	290,000	$290	68,296,490	$68,297	$(9,093)	$28,374,259	$–	$(15,343)	$(29,250,396)	$(831,986)

For the 6 months ended June 30, 2026

Balance December 31, 2025	290,000	$290	68,296,490	$68,297	$(9,093)	$28,374,259	$–	$(20,371)	$(30,261,892)	$(1,848,510)

Net income and comprehensive income	–	–	–	–	–	–	–	5,028	1,011,496	1,016,524

Balance June 30, 2026	290,000	$290	68,296,490	$68,297	$(9,093)	$28,374,259	$–	$(15,343)	$(29,250,396)	$(831,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Net income (loss)	$1,011,496	$(975,036)
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment for marketable securities	(1,656)	(7,177)
Change in operating assets and liabilities:
Royalties receivables	(302,228)	–
Prepaid expenses	17,696	44,190
Accounts payable and accrued liabilities	(615,587)	555,536
Accounts payable and accrued liabilities – related parties	115,272	105,000
Net cash flows provided by (used in) operating activities	224,993	(277,487)

Cash flows from investing activities:
Net cash flows from investing activities	–	–

Cash flows from financing activities:
Proceeds from convertible note payable - related party	286,351	–
Net cash flows from financing activities	286,351	–

Foreign exchange effect on cash	5,028	(2,124)

Net increase (decrease) in cash	516,372	(279,611)
Cash, beginning of year	57,294	401,207
Cash, end of year	$573,666	$121,596

Supplemental disclosure of cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATRIOT GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Going Concern

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and achieve profitable operations, and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $1,000,000 to fund its operations during the next twelve months, which will including working capital, general, legal, accounting and administrative expenses. During prior periods, there was a temporary cessation in revenues derived from the Moss royalty, which raised substantial doubt regarding the Company’s ability to fund its operations. As described in Note 4, royalty payments have resumed and are currently being collected, and management expects such payments to continue. However, the resumption of royalty payments has not yet alleviated the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Exploration and Development Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2026.

Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company has no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Royalties Receivables and Allowance for Uncollectible Receivables

Royalties Receivables consist of amounts due from Golden Vertex related to the net smelter return royalty on the Moss Mine in Arizona (see Note 4). An allowance for uncollectible receivables is based upon the amount of losses expected to be incurred in the collection of these royalties pursuant to the guidance outlined in ASU 2025-05, Financial Instruments – Credit Losses (ASC 326). This pronouncement replaces the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected losses over the lifetime of the asset. Management’s evaluation process used to determine the appropriateness of the allowance is complex and requires the use of estimates, assumptions and judgements which are inherently subject to high uncertainty. The estimated losses are calculated based upon a review of the outstanding receivables, including the age of the receivable, historical collection experience and, as applicable, current conditions and forecasts that affect collectability. The estimate could require a change based on changing circumstances, including changes in the economy or changes specifically related to Golden Vertex. Specific receivables are written off against the allowance when management determines the account is uncollectible. As of June 30, 2026 and December 31, 2025, there was an allowance of $1,078,813 and $1,078,813, respectively.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000. At June 30, 2026 and December 31, 2025, the Company had $261,082 and $0 in excess of the FDIC and CDIC insured limits.

Income/Loss per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares plus dilutive potential common shares outstanding during the period.

As of June 30, 2026 and 2025, all of the outstanding stock options and warrants, as well as approximately 59.4 million shares issuable upon conversion of the Company’s convertible notes (see Note 10), were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s income from continuing operations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaids, accounts payable and accrued liabilities, at June 30, 2026 and December 31, 2025 approximates their fair values due to the short-term nature of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company carries other company’s equity instruments at fair value as required by U.S. GAAP, which are valued using level 1 inputs under the fair value hierarchy.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Fair Value Measurement at		Fair Value Measurement at
	June 30, 2026		December 31, 2025
	Using Level 1	Total	Using Level 1	Total
Assets:
Equity securities with readily determinable fair values	$54,101	$54,101	$52,445	$52,445

Revenue Recognition

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company receives a royalty of 3% of net smelter returns on the Moss Mine (see Note 3) and recognizes revenue at the time minerals are produced and sold at the Moss Mine. The Company’s revenue recognition policy standards include the following elements under ASC 606:

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

NOTE 3 - MINERAL PROPERTIES

Vernal Property

The Vernal Property is located approximately 140 miles east-southeast of Reno, Nevada on the west side of the Shoshone Mountains. The Company holds the property via 12 unpatented mining claims (approximately 248 acres). The Company has a 100% interest in the Vernal property, subject to an existing royalty. As of June 30, 2026, the Company has incurred approximately $108,425 of accumulated option and exploration expenses on the Vernal property. During the six months ended June 30, 2026 and 2025, the Company incurred exploration expenses on the Vernal property of $1,200 and $2,580, respectively.

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

Windy Peak Property

The Windy Peak Property, (“Windy Peak”) consists of 118 unpatented mineral claims covering approximately 2,419 acres, 3 miles NNE of the Bell Mountain and 7 miles east of the Fairview mining district in southwest Nevada. Annual maintenance fees paid to the BLM and recording fees must be paid to the respective county on or before September 1 of each year to keep the claims in good standing, provided the filings are kept current these claims can be kept in perpetuity. As of June 30, 2026, the company has incurred approximately $2,103,146 of exploration expenses on the Windy Peak Property, and $25,093 and $39,908 were spent for the six months ended June 30, 2026 and 2025, respectively.

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

In early 2024, the Company was notified that Golden Vertex, which operates the Moss Mine, had suspended royalty payments to Patriot and other royalty holders in order to preserve liquidity. Patriot subsequently took legal action against Golden Vertex, relating to outstanding royalty payments which were owed to Patriot under its Moss Mine royalty. On April 9, 2024, Patriot initiated litigation in the State of Arizona. Subsequently, Golden Vertex requested a stay of creditor claims and processes under chapter 15 of the US Bankruptcy Code within the District of Arizona. On December 30, 2024, the US Bankruptcy court then provided that, until it makes a ruling relating to Patriot’s claims against Golden Vertex, certain Golden Vertex assets including cash, accounts receivable, rights to proceeds from mineral production, and other rights to payment, were to be segregated, accounted for, and preserved, and no distributions could be made of same, pending further order of the US Bankruptcy Court. Patriot sought to recover said assets under its turnover, constructive trust, and conversion claims. On October 22, 2025, the Court granted Patriot’s motions for partial summary judgment, determining that, pursuant to the Patriot Royalty Deed, Patriot owns and holds a real property interest in the minerals at the Moss Mine and the proceeds generated therefrom, and that Patriot’s interest is binding on Golden Vertex and any future owner of the mine. On December 22, 2025, the Court granted Patriot’s request for a preliminary injunction requiring Golden Vertex to provide monthly detailed calculations of all royalties owing in accordance with the terms of the Royalty Deed, including all data supporting or otherwise relating to the calculations; and segregate and hold in the United States the dollar amount of royalties payable to Patriot under the Royalty Deed. Pursuant to the summary judgment, royalties earned since the time the new owners of Golden Vertex began operation are being paid and the related revenue recognized (see Notes 2 and 5). As of June 30, 2026 and December 31, 2025, the Company had Royalties Receivables, net of allowance for doubtful accounts of $302,228 and $0, respectively.

Pursuant to the Bruner Purchase and Sale Agreement with Canamex Resources (“Buyer”) dated April 25, 2017, the Company has a 2% NSR royalty on the Bruner Gold/Silver mine in Nevada, including any claims acquired within a two-mile area of interest around the existing claims. The Buyer had the option to buy-down half of the NSR royalty retained by Patriot for $5 million any time during a five-year period following closing of the purchase and sale agreement. As of June 30, 2026, no royalties have yet been earned.

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

NOTE 6 - STOCK OPTIONS

The Company’s Board of Directors adopted the 2019 Stock Option Plan (the “2019 Plan”) in July 2019 and the 2014 Stock Option Plan (the “2014 Plan”) in June 2014. There were no compensation costs charged against those plans for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, there were 9,500,000 shares available for grant under the 2019 Plan.

Stock Option Activity

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in the six months ended June 30, 2026 or 2025. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The following table summarizes stock option activity and related information for the period ended June 30, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance December 31, 2024	8,340,000	$0.10	3.50	$0.00
Option granted	–	–	–	–
Options cancelled / expired	(1,620,000)	0.10	–	–
Options exercised	–	–	–	–
Balance December 31, 2025	6,720,000	$0.10	3.11	$0.00
Option granted	–	–	–	–
Options cancelled / expired	–	–	–	–
Options exercised	–	–	–	–
Balance June 30, 2026	6,720,000	$0.10	2.61	$0.00

Exercisable at June 30, 2026	6,720,000	$0.10	2.61	$0.00

There were no unvested stock options at June 30, 2026 and 2025. The Company issues new stock when options are exercised.

NOTE 7 - COMMON STOCK

The Company may issue up to 400,000,000 shares of $.001 par value common stock. As of June 30, 2026, the Company had 68,296,490 of common shares outstanding. Some of these outstanding shares were granted as payment for services provided to the Company and are restricted. The restricted common stock is restricted for a period of three years following the date of grant. During the three-year period the recipient may not sell or otherwise dispose of the shares. The Company generally measures share-based compensation based on the fair value of its common stock on the grant date. In circumstances where the characteristics of the restricted shares differ from those of the Company’s actively traded common stock, the Company may apply a discount to the quoted market price to estimate fair value. See Note 2 for further discussion.

In November 2025, 320,000 shares at $0.07 per share were issued to a related party in connection with a stock warrant exercise on July 22, 2020.

In October 2025, the Board of Directors approved the issuance of 7,621,951 shares at $0.032 per share for the $243,902 value of services received from a related party.

NOTE 8 - WARRANTS

The following table summarizes warrant activity during the period ended June 30, 2026. All outstanding warrants were exercisable during this period.

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	9,640,000	$0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding December 31, 2025	9,640,000	0.13
Issued	–	–
Canceled / exercised	–	–
Expired	–	–
Outstanding June 30, 2026	9,640,000	$0.13

The following tables summarizes outstanding warrants as of June 30, 2026, all of which are exercisable:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Life (years)
$0.08	320,000	$0.08	6.42
$0.09 - $0.14	6,320,000	$0.11	6.31
$0.15 - $0.18	3,000,000	$0.16	9.23

Total Outstanding June 30, 2026	9,640,000

NOTE 9 - PREFERRED STOCK

As of June 30, 2026, there are 290,000 shares of Series A preferred stock outstanding, owned by a related party. The holders of the Series A Preferred stock shall be entitled to receive non-cumulative dividends in preference to the declaration or payments of dividends on the Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock shall receive any accrued and unpaid dividends before distribution or payments to the holders of the Common Stock. Series A Preferred Stock carries the same right to vote and act as Common stock, except that it carries super-voting rights entitling it to One Hundred (100) votes per share.

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On various dates between September 29, 2025 and May 29, 2026, the Company borrowed an aggregate of $905,398 (CAD $1,285,000) under a note agreement with a related party (the “Notes”). The Notes bear interest at 10% per annum and mature twelve months from the respective borrowing dates. The Company may prepay the outstanding principal and accrued interest at any time without penalty. At the option of the lender, all or a portion of the outstanding principal and accrued interest may be converted into shares of the Company’s common stock at a fixed conversion price of $0.016 per share. To the extent the conversion option is not exercised, the Notes are repayable in cash at maturity or earlier, at the Company’s option.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Notes were $905,399 and $655,711, respectfully. Accrued interest totaled $45,047 and $8,384, resulting in a total carrying amount of $950,446 and $664,095, respectfully. Based on the outstanding balance as of June 30, 2026, the Notes were convertible into approximately 59.4 million shares of the Company’s common stock, assuming conversion at the period-end exchange rate.

NOTE 11 - RELATED PARTY TRANSACTIONS

Mr. Zachary Black, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2026 and 2025, there were no consulting expenses.

Mr. Robert Coale, a Board Member, provides geological consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2026 and 2025, there were no consulting expenses.

Mr. Trevor Newton, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company, provides consulting services to the Company pursuant to a consulting agreement. He is paid on an hourly basis for his services and reimbursed for his out-of-pocket expenses in performing such consulting services. For the six months ended June 30, 2026 and 2025 Mr. Newton was paid fees in the amount of $0 and $46,500, respectively.

Board members are paid fees of $70,000 per calendar year. Each director term is three years. For the six months ended June 30, 2026 and 2025, directors’ fees totaled $105,000 and $105,000, respectively.

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

Subsequent to June 30, 2026, the Company reached a settlement agreement with Golden Vertex regarding its ongoing litigation against Golden Vertex with respect to the Company’s royalty interest in the Moss Mine. The royalty remains intact going forward, and the parties are currently in the process of advancing the proposed order approving the settlement agreement, and the stipulated judgment, to the Court. The Company is pleased the matter is resolved and is confident that the Moss Mine will continue to be a successful producer well into the future. Litigation against the previous owners of Golden Vertex, who filed for bankruptcy protection (see Note 4) is still ongoing.

On October 7, 2025, the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-10, pursuant to a resolution approved by the Company’s Board of Directors. The process of effecting the reverse stock split is currently underway and the Company does not yet have a date when it will be effective. Had the reverse stock split been effective as of June 30, 2026, the shares issued and outstanding at June 30, 2026 and December 31, 2025 would have been 6,829,649 for a value of $6,830. Additional paid-in capital would have been $28,435,726 at June 30, 2026 and December 31, 2025.

There would have been no change in total equity or net income (loss) as a result of the reverse split.

Basic income (loss) per share on a pro forma basis would be $0.15 and ($0.14) for the six months ended June 30, 2026 and 2025, respectively.

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

General Overview

As a natural resource exploration company, our focus is to acquire, explore and develop natural resource properties which may host mineral reserves which may be economical to extract commercially. With this in mind, we have identified and secured interests in mining claims with respect to properties in Nevada. Current cash on hand plus anticipated royalty revenue may not be sufficient to fund planned operations for 2026 after payment of accounts payable and convertible notes payable outstanding at June 30, 2026. Our officers and directors and advisors, attorneys and consultants will continue to be utilized to support all operations.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2026 to the Three Months and Six Months Ended June 30, 2025

During the three months and six months ended June 30, 2026 and 2025, we had revenue of $1,777,840 and $0, respectively, resulting from the Moss Mine royalty (see Note 4). We are currently exploring and developing our properties and are actively reviewing new projects.

Net income for the three months ended June 30, 2026 was $1,284,517 compared to net loss of ($574,930) for the three months ended June 30, 2025. Net income for the six months ended June 30, 2026 was $1,011,496 compared to net loss of ($975,036) for the six months ended June 30, 2025. The change in profitability is primarily due to the approximate $1,778,000 increase in royalty revenue, a decrease of $166,000 in general and administrative expenses and a $44,000 decrease in consulting expenses.

For the three months ended June 30, 2026 and 2025, mineral and exploration expenses were $13,982 and $21,330, respectively. For the six months ended June 30, 2026 and 2025, mineral and exploration expenses were $26,293 and $41,180, respectively. The slight decrease in 2026 is primarily due to a temporary pause in drilling and exploration expenditures on the Windy Peak project.

For the three months ended June 30, 2026 and 2025, general and administrative expenses were $379,447 and $471,715, respectively. For the six months ended June 30, 2026 and 2025, general and administrative expenses were $594,786 and $761,242, respectively. The decrease in 2026 is primarily due to a decrease in legal fees.

For the three months ended June 30, 2026 and 2025, other income (expenses) were ($30,154) and ($2,664), respectively. For the six months ended June 30, 2026 and 2025, other income (expenses) were ($5,918) and $10,722, respectively. The change in other income/expense is due to an approximate $37,000 increase in interest expense, a $5,000 decrease in unrealized gains on marketable securities, offset by a $26,000 increase in currency exchange.

Liquidity and Capital Resources

We had total assets of $981,663 at June 30, 2026 consisting primarily of $573,666 of cash, $54,101 of marketable securities, $302,228 of royalties receivables and $51,668 of prepaid expenses. We had total liabilities of $1,813,649 at June 30, 2026, consisting primarily of accounts payable and accrued expenses, both trade and with related parties, as well as a convertible note payable.

We anticipate that we will incur the following during the year ended December 31, 2026:

•	$1,000,000 for operating expenses, including exploration, working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and compliance with Canadian regulatory authorities.

Cash provided by (used in) operations was $224,993 and ($277,487) for the six months ended June 30, 2026 and 2025, respectively. The $502,482 increase in cash provided by (used in) operations was primarily due to the change in royalty revenue.

There were no investing activities for the six months ended June 30, 2026 and 2025.

Cash provided by financing activities during the six months ended June 30, 2026 and 2025 were $286,351 and $0, respectively. In 2026, cash was received from notes payable to a related party.

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

Mineral Property Acquisition and Exploration Costs

Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. No costs have been capitalized through June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer, who also serves as its Principal Financial Officer, concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2026

PATRIOT GOLD CORP.

By:	/s/ Trevor Newton
Trevor Newton
Chief Executive Officer and President

